Form 10QSB
period 1996-05-31
TARGET TECHNOLOGIES INC
filed 1996-07-15
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                         Commission file number: 0-24426


                            TARGET TECHNOLOGIES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


              New York                              06-1170506
              --------                              ----------
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)               Identification No.)


                             6714 Netherlands Drive
                             ----------------------
                       Wilmington, North Carolina  28405
                       ---------------------------------
                    (Address of principal executive offices)

                                 (910) 395-6100
                                 --------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     X       No            .
    -----------    -----------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of July 12, 1996 - 4,347,293 shares

     Transitional Small Business Disclosure Form      Yes         No   x
                                                          ----       -----

                            TARGET TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of February 29, 1996 and May 31, 1996
          (unaudited)                                                      3

          Statements of Operations for the three months ended May 31,
          1995 and 1996 (unaudited)                                        4

          Statements of Cash Flows for the three months ended May 31,
          1995 and 1996 (unaudited)                                        5

          Notes to Unaudited Financial Statements                          6

Item 2.   Management's Discussion and Analysis or Plan of Operation        7


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                10

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                        TARGET TECHNOLOGIES, INC.
                                              BALANCE SHEETS

                                                  ASSETS

                                                              February 29,        May 31,
                                                              ------------        -------
                                                                  1996             1996
                                                                  ----             ----
                                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                  $  1,852,820     $    890,842
  Short-term investments                                        2,426,403        2,346,508
  Accounts receivable, net of allowance for
    doubtful accounts of $170,000 at February
    29, 1996 and $200,000 at May 31, 1996
    (unaudited)                                                   398,004          421,044
  Inventories                                                   1,061,496        1,236,111
  Prepaid expenses and other current assets                       123,915           86,694
                                                               ----------       ----------
      Total current assets                                      5,862,638        4,981,199

Property and equipment, net                                       308,248          319,034

Other assets                                                       67,320           70,953
                                                               ----------       ----------

    Total assets                                             $  6,238,206      $ 5,371,186
                                                               ==========        =========


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                    $    289,362      $   286,571
  Accrued expenses                                                222,998          234,127
  Current obligations under capital leases                         16,103           16,075
                                                               ----------       ----------
    Total current liabilities                                     528,463          536,773

Long-term obligations under capital leases                         11,507            7,302
                                                               ----------       ----------
    Total liabilities                                             539,970          544,075
                                                               ----------       ----------

Shareholders' equity:
  Common stock, $.01 par value; 10,000,000
    shares authorized; 4,347,293 shares issued and
    outstanding at February 29, 1996 and May 31, 1996
    (unaudited)                                                    43,473           43,473
  Paid-in capital                                              13,495,376       13,495,376
  Accumulated deficit                                          (7,840,613)      (8,711,738)
                                                               ----------       ----------
    Total shareholders' equity                                  5,698,236        4,827,111
                                                               ----------       ----------

    Total liabilities and shareholders' equity               $  6,238,206      $ 5,371,186
                                                               ==========        =========


    The accompanying notes are an integral part of the financial statements.

                            TARGET TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                    Three months ended May 31,
                                    -------------------------
                                        1995          1996
                                        ----          ----

Net sales                         $    353,054  $    400,240
Cost of goods sold                     318,532       388,649
                                    ----------    ----------
    Gross profit                        34,522        11,591
                                    ----------    ----------

Operating expenses:
  Selling, general
   and administrative                1,712,573       661,940
  Research, development
   and engineering                     264,915       267,721
                                    ----------     ---------

    Total operating expenses         1,977,488
                                                     929,661
                                    ----------     ---------

    Operating loss                  (1,942,966)     (918,070)

Interest expense                        (1,402)         (811)

Interest income                        130,234        47,756
                                    ----------     ---------

    Loss before income taxes        (1,814,134)     (871,125)

Income taxes                              -             -
                                    ----------    ----------

     Net loss                     $ (1,814,134)  $  (871,125)
                                    ===========    ==========

Per-share data:
  Net loss per share              $      (0.42)  $     (0.20)
                                    ===========    ==========

  Weighted average number of
   common shares and common
   share equivalents outstanding     4,347,293     4,347,293
                                   ===========    ==========




    The accompanying notes are an integral part of the financial statements.

                            TARGET TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  Three months ended May 31,
                                                  -------------------------
                                                      1995        1996
                                                      ----        ----

Cash flows from operating activities:
  Net loss
                                                $ (1,814,134) $ (871,125)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                   43,529      33,823
      Provision for doubtful accounts                 15,000      30,000
      Changes in operating assets and liabilities:
        Accounts receivable                          (64,321)    (53,040)
        Inventories                                  (64,436)   (174,615)
        Prepaid expenses and other current assets    (17,916)     37,221
        Other assets                                   1,320      (3,633)
        Accounts payable                             351,953      (2,791)
        Accrued expenses                             (53,318)     11,129
                                                  -----------  ---------

          Net cash used in operating activities   (1,602,323)   (993,031)
                                                  -----------  ---------

Cash flows from investing activities:
  Equipment purchases                                (62,322)    (44,609)
  Purchase of short term investments              (2,991,209)   (887,428)
  Maturities of short term investments               491,608     967,323
                                                  ----------   ---------

          Net cash provided by (used in)
           investing activities                   (2,561,923)     35,286
                                                  -----------  ---------

Cash flows from financing activities:
  Payment of capital lease obligations               (10,074)     (4,233)
                                                  -----------   ---------

          Net cash used in financing activities
                                                     (10,074)     (4,233)
                                                  -----------   ---------

          Net increase (decrease) in cash
           and cash equivalents                   (4,174,320)   (961,978)

Cash and cash equivalents, beginning of period     5,261,105   1,852,820
                                                  ----------   ---------

Cash and cash equivalents, end of period
                                                $  1,086,785 $   890,842
                                                  ==========   =========

Supplemental disclosure of cash flow information:

  Interest paid                                   $    1,402  $      811
                                                    ========    ========

  Income taxes paid                               $     -     $     -
                                                    ========    ========


    The accompanying notes are an integral part of the financial statements.

                            TARGET TECHNOLOGIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited financial statements of Target Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1997. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996.

2.   STOCK OPTION  PLAN
     ------------------

     On March 1, 1996, the Company adopted Statement of Accounting Standards 123, Accounting for Stock Based Compensation ("SFAS 123"). As permitted by SFAS 123, the Company has chosen to apply APB Opinion 25 and related Interpretations in accounting for its stock option plan and, accordingly, no compensation cost has been recognized for its stock option plan. If the compensation cost for the Company's stock option plan had been recognized based on the fair value at the grant dates for awards under the plan consistent with the method promulgated in SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                              Three months ended May 31,
                                              -------------------------
                                                    1996
                                                    ----

     Net loss            As reported         $    (871,125)

                         Pro forma           $    (892,011)

     Loss per share      As reported         $      (0.20)

                         Pro forma           $      (0.21)


3.   NET LOSS PER SHARE
     ------------------

     Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods. Common Stock options and warrants are not included for the three month periods ended May 31, 1995 and May 31, 1996 as they would be anti-dilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis

Overview

     The Company is engaged in the engineering, manufacturing and marketing of C-Phone, a line of PC-based video conferencing systems.

     In August 1994, the Company completed its initial public offering (the "Public Offering") of 2,000,000 shares of Common Stock, pursuant to which it received net proceeds of approximately $12,288,000, of which approximately $1,947,000 was used for the repayment of indebtedness and accrued interest thereon. The remainder of the net proceeds was used, and the Company expects will continue to be used, for sales and marketing of C-Phone, the continued development of additional C-Phone products and features and working capital, including funding anticipated increases in inventory.

     The Company commenced operations in 1986 as a manufacturer of promotional radios and, in 1990, developed data/fax modems under the name "TWINCOM." Sales of modem products accounted for substantially all of the Company's revenues from 1991 through the end of the fiscal quarter ended November 30, 1994. In early 1993, because of continued price pressures, shrinking margins and for competitive reasons, the Company shifted its primary focus from modems to the development of C-Phone. During the fiscal year ended February 28, 1995, the Company phased out its modem product line as it was no longer profitable. Since 1993, the Company has invested significant resources in product development and engineering activities for C-Phone. In addition, during the three months ended May 31, 1996, the Company launched a major advertising campaign to expose C-Phone to the marketplace. As a result of these activities and the low volume of sales during the initial commercialization of C-Phone, the Company has incurred significant losses during the last two fiscal years and the three month period ended May 31, 1996. The Company expects to continue to make significant expenditures for product development and marketing in the foreseeable future.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to,those discussed in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996.

Results of Operations

Three Months Ended May 31, 1996 as compared to Three Months Ended May 31, 1995

     Net sales. Net sales increased 13% to $400,240 in the three months ended May 31, 1996 from $353,054 in the three months ended May 31, 1995 as a result of the Company's marketing efforts. All of the sales in the three months ended May 31, 1996 and May 31, 1995 were from the C-Phone product line.

     Gross profit. Gross profit equals net sales less cost of goods sold. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs and depreciation related to production operations). Cost of goods sold increased 22% to $388,649 in the three months ended May 31, 1996 from $318,532 in the three months ended May 31, 1995. Gross profit decreased to $11,591 (3% of net sales) for the three months ended May 31, 1996 from a gross profit of $34,522 (10% of net sales) for the three months ended May 31, 1995. The decrease in the gross profit is primarily the result of the increase in the number of products comprising the C-Phone product line combined with the manufacturing inefficiencies related to the low volume of production in the early stages of the commercialization of new C-Phone products.


     Selling, general and administrative. Selling, general and administrative expenses decreased 61% to $661,940 (or 165% of net sales) in the three months ended May 31, 1996 from $1,712,573 (or 485% of net sales) in the three months ended May 31, 1995. The decrease was primarily the result of a 79% decrease in selling and marketing expenses to approximately $290,000 for the three months ended May 31, 1996 from approximately $1,400,000 for the three months ended May 31, 1995, of which approximately $1,200,000 was directly related to a nationwide advertising and marketing campaign which ran for most of the three months ended May 31, 1995. The Company expects that it will incur substantial selling, general and administrative expenses for the remainder of Fiscal 1997 as a result of the continued commercialization of the C-Phone product line.

     Research, development and engineering. Research, development and engineering expenses increased 1% to $267,721 (or 67% of net sales) in the three months ended May 31, 1996 from $264,915 (or 75% of net sales) in the three months ended May 31, 1995. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

     Operating loss. As a result of the factors discussed above, the Company's operating loss decreased 53% to $918,070 in the three months ended May 31, 1996 from $1,942,966 in the three months ended May 31, 1995.

     Interest. Interest income decreased to $47,756 in the three months ended May 31, 1996 from $130,234 in the three months ended May 31, 1995 as a result of decreased investments as the Company utilizes the net proceeds of the Public Offering for the development and commercialization of C-Phone.

     Income taxes. The Company's losses for the three months ended May 31, 1996 and 1995 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

Financial Condition

     The Company has financed its recent operations primarily through a bridge financing completed in March 1994, which raised net proceeds of approximately $1,538,000, and the Public Offering in August 1994, which raised net proceeds of approximately $12,288,000.

     At May 31, 1996, the Company had working capital of $4,444,426 (a decline from $5,334,175 at February 29, 1996) and cash and cash equivalents (including short-term investments) of $3,237,350 (as compared to $4,279,223 at February 29,
1996). The Company's invested funds consist primarily of United States Treasury Bills and obligations of United States government agencies. During the three months ended May 31, 1996, operating activities used $993,031 of net cash primarily to fund operating activities and an increase in inventories, investing activities provided $35,286 of net cash as a result of net maturities of short-term investments exceeding equipment purchases, and financing activities used $4,233 of net cash for payments on capital lease obligations. Due to the technical nature of the Company's business and the anticipated expansion of its C-Phone technology into new applications, management expects to continue to expend significant resources during Fiscal 1997 for development and engineering and marketing expenses to continue the commercialization of C-Phone.

     The Company believes that its working capital, together with funds from operations, will be sufficient to meet the Company's operating needs and capital expenditures at least into the fiscal year ending February 28, 1998.
Thereafter, if the Company has insufficient funds for its needs, it anticipates selling its securities and entering into loan relationships with institutional lenders. However, there can be no assurance that any such additional funds can be obtained on acceptable terms, if at all. If necessary funds are not available, the Company's business would be materially adversely affected.

     The Company leases its facility and has financed a portion of its
manufacturing equipment expenditures through capital leases.   As of May 31,
1996, the Company had no material commitments for capital expenditures.

     At February 29, 1996, the Company estimates that it had available net operating loss carryforwards of approximately $7,345,000 for Federal purposes and net economic loss carryforwards of approximately $7,597,000 for state purposes, which may be used to reduce future taxable income, if any. The Federal carryforwards expire starting in 2009 and the state carryforwards expire starting in 1999.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended May 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        TARGET TECHNOLOGIES, INC.





Date: July 12, 1996      By: c/Daniel P. Flohr
                             --------------------------------
                              Daniel P. Flohr
                              President and Chief
                                Executive Officer





Date: July 12, 1996      By: c/Paul H. Albritton
                             --------------------------------
                              Paul H. Albritton
                              Vice President and Chief
                                 Financial Officer
                              (Principal Accounting and
                                Financial Officer)