Form 10QSB
period 1996-08-31
C-PHONE CORP
filed 1996-10-15
CIK 835585

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996


/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                           Commission file number: 0-24426



                                 C-PHONE CORPORATION
          (Exact name of small business issuer as specified in its charter)



             New York                              06-1170506
    (State or other jurisdiction of              (IRS Employer
    incorporation or organization)               Identification No.)



                                6714 Netherlands Drive
                         Wilmington, North Carolina  28405
                       (Address of principal executive offices)


                                    (910) 395-6100
                   (Issuer's telephone number, including area code)

                              TARGET TECHNOLOGIES, INC.
                       (Former name, former address and former
                      fiscal year if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X      No       .
    ------       ------


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,347,293 shares of common stock as of October 14, 1996.

    Transitional Small Business Disclosure Form      Yes         No   X
                                                         -----      -----

                                 C-PHONE CORPORATION

                                     FORM 10-QSB

                                        INDEX


                                                                PAGE NUMBER
                                                                -----------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         Balance Sheets as of February 29, 1996
         and August 31, 1996 (unaudited)                              3

         Statements of Operations for the three
         and six months ended August 31, 1995 and
         1996 (unaudited)                                             4

         Statements of Cash Flows for the
         six months ended August 31, 1995 and
         1996 (unaudited)                                             5

         Notes to Unaudited Financial Statements                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                            7


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of
         Security Holders                                            11

Item 5.  Other Information                                           12

Item 6.  Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                           13

    PART I.FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

                                 C-PHONE CORPORATION
                                    BALANCE SHEETS

                                        ASSETS

                                        February 29,            August 31,
                                           1996                    1996
                                           ----                    ----
                                                                (unaudited)
Current assets:
  Cash and cash equivalents           $ 1,852,820              $ 2,420,446
  Short-term investments                2,426,403                  394,761
  Accounts receivable, net of
    allowance for doubtful accounts
    of $170,000 at February 29,
    1996 and $200,000 at
    August 31, 1996 (unaudited)           398,004                  452,441
  Inventories                           1,061,496                1,112,552
  Prepaid expenses and other
   current assets                         123,915                   96,074
                                       ----------                ---------
    Total current assets                5,862,638                4,476,274

Property and equipment, net               308,248                  290,045

Other assets                               67,320                   79,465
                                       ----------                ---------

    Total assets                      $ 6,238,206              $ 4,845,784
                                       ----------                ---------
                                       ----------                ---------



                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade             $   289,362              $   335,031
  Accrued expenses                        222,998                  207,575
  Current obligations under
    capital leases                         16,103                   16,575
                                       ----------                ---------
    Total current liabilities             528,463                  559,181

Long-term obligations under
    capital leases                         11,507                    2,966
                                       ----------                ---------
    Total liabilities                     539,970                  562,147
                                       ----------                ---------


Shareholders' equity:
  Common stock, $.01 par value;
    10,000,000 shares authorized;
    4,347,293 shares issued and
    outstanding at February 29, 1996
    and August 31, 1996 (unaudited)        43,473                   43,473
  Paid-in capital                      13,495,376               13,495,376
  Accumulated deficit                  (7,840,613)              (9,255,212)
                                       ----------                ---------
    Total shareholders' equity          5,698,236                4,283,637
                                       ----------                ---------
    Total liabilities and
    shareholders' equity             $  6,238,206              $ 4,845,784
                                       ----------                ---------
                                       ----------                ---------

       The accompanying notes are an integral part of the financial statements.

                                 C-PHONE CORPORATION
                               STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                 Three months ended August 31, Six months ended August 31,
                                                 ----------------------------  --------------------------
                                                    1995           1996            1995           1996
                                                    ----           ----            ----           ----

Net sales                                      $    556,630   $    667,288   $    909,684   $  1,067,528

Cost of goods sold                                  443,569        474,727        762,101        863,377
                                               ------------   ------------   ------------   ------------
     Gross profit                                   113,061        192,561        147,583        204,151
                                               ------------   ------------   ------------   ------------

Operating expenses:
  Selling, general
   and administrative                               680,852        506,017      2,393,425      1,167,957
  Research, development
   and engineering                                  291,658        265,247        556,573        532,968
                                               ------------   ------------   ------------   ------------

     Total operating expenses                       972,510        771,264      2,949,998      1,700,925
                                               ------------   ------------   ------------   ------------

     Operating loss                                (859,449)      (578,703)    (2,802,415)    (1,496,774)

Interest expense                                     (1,196)          (682)        (2,598)        (1,493)

Interest income                                     107,476         35,912        237,710         83,668
                                               ------------   ------------   ------------   ------------

     Net loss                                  $   (753,169)   $  (543,473)  $ (2,567,303)  $ (1,414,599)
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

Per-share data:
  Net loss per share                           $      (0.17)   $     (0.13)  $      (0.59)  $      (0.33)
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

  Weighted average number of
   common shares and common
   share equivalents outstanding                  4,347,293      4,347,293      4,347,293      4,347,293
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------


       The accompanying notes are an integral part of the financial statements.

                                 C-PHONE CORPORATION
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)



                                                                     Six months ended August 31,
                                                                     --------------------------
                                                                   1995                1996
                                                                   ----                ----

Cash flows from operating activities:
  Net loss                                                    $ (2,567,303)       $ (1,414,599)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                 89,107              67,708
      Provision for doubtful accounts                               15,000              30,000
      Changes in operating assets and liabilities:
        Accounts receivable                                       (226,642)            (84,437)
        Inventories                                               (136,386)            (51,056)
        Prepaid expenses and other current assets                   87,747              27,841
        Other assets                                               (38,680)            (12,145)
        Accounts payable                                            10,662              45,669
        Accrued expenses                                           (59,121)            (15,423)
                                                                ----------          ----------

          Net cash used in operating activities                 (2,825,616)         (1,406,442)
                                                                ----------          ----------
Cash flows from investing activities:
  Equipment purchases                                              (79,409)            (49,505)
  Purchase of short term investments                            (7,240,775)         (1,282,189)
  Maturities of short investments                                6,369,673           3,313,831
                                                                ----------          ----------

          Net cash (used in) provided by investing
           activities                                             (950,511)          1,982,137
                                                                ----------          ----------

Cash flows from financing activities:
  Payment of capital lease obligations                             (13,923)             (8,069)
                                                                ----------          ----------

          Net cash used in financing activities                    (13,923)             (8,069)
                                                                ----------          ----------

          Net (decrease) increase in cash
           and cash equivalents                                 (3,790,050)            567,626

Cash and cash equivalents, beginning of period                   5,261,105           1,852,820
                                                                ----------          ----------

Cash and cash equivalents, end of period                      $  1,471,055        $  2,420,446
                                                                ----------          ----------
                                                                ----------          ----------

Supplemental disclosure of cash flow information:


  Interest paid                                               $      2,598        $      1,493
                                                                ----------          ----------
                                                                ----------          ----------

  Income taxes paid                                           $       -           $       -
                                                                ----------          ----------
                                                                ----------          ----------


                                 C-PHONE CORPORATION
                       NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                   AUGUST 31, 1996

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements of C-Phone Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997.
    The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996.

2.  STOCK OPTIONS

    As of August 31, 1996, options for 186,000 shares of common stock were outstanding under the Company's 1994 Stock Option Plan (the "Plan") (27,500 of which are non-qualified options exercisable at prices which range from $3.00 to $7.00 per share, depending upon date of grant, and 158,500 of which are incentive stock options exercisable at prices which range from $3.375 to $7.50 per share, depending upon the date of the grant). Due to vesting provisions included in the options, only options representing 52,167 shares were exercisable as of August 31, 1996. Of those options exercisable, 10,000 are exercisable at $7.00 per share, 34,500 are exercisable at $7.25 per share and 7,667 are exercisable at $7.50 per share. As of August 31, 1996, no options had been exercised since the inception of the Plan.

    In October 1993, the Company issued three year non-qualified options to purchase 10,850 shares of stock at $4.61 per share, split adjusted, to a consultant to the Company who subsequently became a director and executive officer. These options may be exercised at the option of the holder any time and expire in October 1996.

3.  NET LOSS PER SHARE

    Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods. Common Stock options and warrants are not included for the three and six month periods ended August 31, 1995 and August 31, 1996 as they would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERVIEW

    The Company is primarily engaged in the engineering, manufacturing and marketing of C-Phone, a line of PC-based video conferencing systems.

    In August 1994, the Company completed its initial public offering (the "Public Offering") of 2,000,000 shares of Common Stock, pursuant to which it received net proceeds of approximately $12,288,000, of which approximately $1,947,000 was used for the repayment of indebtedness and accrued interest thereon. The remainder of the net proceeds was used, and the Company expects will continue to be used, for sales and marketing of C-Phone, the continued development of additional C-Phone products and features and related products and working capital, including funding anticipated increases in inventories and receivables.

    The Company commenced operations in 1986 as a manufacturer of promotional radios and, in 1990, developed data/fax modems under the name "TWINCOM." Sales of modem products accounted for substantially all of the Company's revenues from 1991 through the end of the fiscal quarter ended November 30, 1994. In early 1993, because of continued price pressures, shrinking margins and for competitive reasons, the Company shifted its primary focus from modems to the development of C-Phone. During the fiscal year ended February 28, 1995, the Company phased out its modem product line as it was no longer profitable. Since 1993, the Company has invested significant resources in product development and engineering activities for C-Phone. In addition, during the three months ended May 31, 1995, the Company launched a major advertising campaign to expose C-Phone to the marketplace. As a result of these activities and the low volume of sales during the initial commercialization of C-Phone, the Company has incurred significant losses during the last two fiscal years and the three and six months periods ended August 31, 1996. The Company expects to continue to make significant expenditures for product development and marketing in the foreseeable future.

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1996 AS COMPARED TO THREE MONTHS ENDED AUGUST 31, 1995

    NET SALES. Net sales increased 20% to $667,287 in the three months ended August 31, 1996 from $556,630 in the three months ended August 31, 1995 as a result of the Company's sales efforts. All of the sales in the three month periods ended August 31, 1996 and 1995 were from the C-Phone product line.

    GROSS PROFIT. Gross profit equals net sales less cost of goods sold. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs and depreciation related to production operations). Cost of goods sold increased 7% to $474,727 in the three months ended August 31, 1996 from $443,569 in the three months ended August 31, 1995. Gross profit increased to $192,561 (29% of net sales) for the three months ended August 31, 1996 from $113,061 (20% of net sales) for the three months ended August 31, 1995. The increase in the gross profit percentage is primarily the result of increasing production volume overcoming the manufacturing inefficiencies inherent in the early stages of the commercialization of new products.


    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 26% to $506,017 (or 76% of net sales) in the three months ended August 31, 1996 from $680,852 (or 122% of net sales) in the three months ended August 31, 1995. The decrease was primarily the result of a 55% decrease in selling and marketing expenses to approximately $180,000 for the three months ended August 31, 1996 from approximately $400,000 in the three months ended August 31, 1995. The selling and marketing expenses incurred in 1995 were mostly related to the nationwide advertising and marketing campaign launched during the three month period ended May 31, 1995. The decrease in selling and marketing expenses were partly offset by a 16% increase in general and administrative expenses to approximately $325,000 in the three month period ended August 31, 1996 from approximately $280,000 in the three month period ended August 31, 1995. The increase in general and administrative expense was primarily the result of increased personnel costs resulting from additional personnel in the customer support function and a partial change in duties of certain personnel from research, development and engineering. The Company expects that it will continue to incur substantial selling, general and administrative expenses for the remainder of Fiscal 1997 as a result of the continued commercialization of the C-Phone product line.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 9% to $265,247 (or 40% of net sales) in the three months ended August 31, 1996 from $291,658 (or 52% of net sales) in the three months ended August 31, 1995. The decrease was primarily the result of decreased personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

    OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss decreased 33% to $578,703 in the three months ended August 31, 1996 from $859,449 in the three months ended August 31, 1995.

    INTEREST. Interest income decreased to $35,912 in the three months ended August 31, 1996 from $107,476 in the three months ended August 31, 1995 as a result of decreased investments as the Company utilized the net proceeds of the Public Offering for the continuing development and commercialization of C-Phone.

    INCOME TAXES. The Company's losses for the three months ended August 31, 1996 and 1995 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

SIX MONTHS ENDED AUGUST 31, 1996 AS COMPARED TO SIX MONTHS ENDED AUGUST 31, 1995

    NET SALES. Net sales increased 17% to $1,067,528 in the six months ended August 31, 1996 from $909,684 in the six months ended August 31, 1995 as a result of the Company's sales efforts. All of the sales in the six month periods ended August 31, 1996 and 1995 were from the C-Phone product line.

    GROSS PROFIT. Gross profit equals net sales less cost of goods sold. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs and depreciation related to production operations). Cost of goods sold increased 13% to $863,377 (81% of net sales) in the six months ended August 31, 1996 from $762,101 (84% of net sales) in the six months ended August 31, 1995. Gross profit increased to $204,151 (19% of net sales) for the six months ended August 31, 1996 from $147,583 (16% of net sales) for the six months ended August 31, 1995. The increase in the gross profit percentage is primarily the result of increasing production volume overcoming the manufacturing inefficiencies inherent in the early stages of the commercialization of new products.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 51% to $1,167,957 (or 109% of net sales) in the six months ended August 31, 1996 from $2,393,425 (or 263% of net sales) in the six months ended August 31, 1995. The decrease was primarily the result of a 71% decrease in selling and marketing expenses to approximately $520,000 for the six months ended August 31, 1996 from approximately $1,800,000 in the six months ended August 31, 1995, of which approximately $1,200,000 was directly related to the nationwide advertising and marketing campaign. The decrease in selling and marketing expenses were partly offset by a 9% increase in general and administrative expenses to approximately $648,000 in the six month period ended August 31, 1996 from approximately $593,000 in the six month period ended August 31, 1995. The increase in general and administrative expense was primarily the result of increased personnel costs resulting from additional personnel in the customer support function and a partial change in duties of certain personnel from research, development and engineering. The Company expects that it will continue to incur substantial selling, general and administrative expenses for the remainder of Fiscal 1997 as a result of the continued commercialization of the C-Phone product line.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 4% to $532,968 (or 50% of net sales) in the six months ended August 31, 1996 from $556,573 (or 61% of net sales) in the six months ended August 31, 1995. The decrease was primarily the result of decreased personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

    OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss decreased 47% to $1,496,774 in the six months ended August 31, 1996 from $2,802,415 in the six months ended August 31, 1995.

    INTEREST.   Interest income decreased to $83,668 in the six months ended
August 31, 1996 from $237,710 in the six months ended August 31, 1995 as a result of decreased investments as the Company utilized the net proceeds of the Public Offering for the continuing development and commercialization of C-Phone.

    INCOME TAXES. The Company's losses for the six months ended August 31, 1996 and 1995 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.


FINANCIAL CONDITION

    The Company has financed its recent operations primarily through a bridge financing completed in March 1994, which raised net proceeds of approximately $1,538,000, and the Public Offering in August 1994, which raised net proceeds of approximately $12,288,000.

    At August 31, 1996, the Company had working capital of $3,917,093 (a decline from $5,334,175 at February 29, 1996) and cash and cash equivalents (including short-term investments) of $2,815,207 ( as compared to $4,279,223 at February 29, 1996). The Company's invested funds consist primarily of United States Treasury Bills and obligations of United States government agencies. During the six months ended August 31, 1996, operating activities used $1,406,442 of net cash, primarily to fund operating activities as well as to fund increases in inventories and receivables, investing activities provided $1,982,137 of net cash, primarily from maturities of short-term investments, and financing activities used $8,069 of net cash for payments on capital lease obligations. Due to the technical nature of the Company's business and the anticipated expansion of its C-Phone technology into new applications, management expects to continue to expend significant resources during Fiscal 1997 for continued development and engineering as well as selling and marketing expenses.

    The Company believes that its working capital, together with funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures for the balance of the current fiscal year and at least into the first quarter of the fiscal year ending February 28, 1998. However, the Company anticipates the need for additional working capital for its current business during the fiscal year ending February 28, 1998. In addition, the Company is engaged in development and engineering activities which may lead to new products which the Company believes could be commercialized, in which event the Company would need working capital for such commercialization. The Company, therefore, has begun the planning process to determine the nature, timing and amount of funds needed and to identify various institutions to assist in raising such funds. In order to raise additional working capital, the Company may sell its securities and may enter into loan relationships with institutional lenders. However, there can be no assurance that any such additional funds can be obtained on acceptable terms, if at all. If necessary funds are not timely obtained, the Company's business would be materially adversely affected.

    The Company leases its facility and has financed a portion of its
manufacturing equipment expenditures through capital leases.   As of August 31,
1996, the Company had no material commitments for capital expenditures.

    At February 28, 1996, the Company estimates that it had available net operating loss carryforwards of approximately $7,345,000 for Federal purposes and net economic loss carryforwards of approximately $7,597,000 for state purposes, which may be used to reduce future taxable income, if any. The Federal carryforwards will expire starting in 2009 and the state carryforwards will expire starting in 1999.



PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS.

         On August 2, 1996, the Company held an Annual Meeting of its shareholders, at which time each of the six incumbent directors of the Company who had been nominated by the Board of Directors for re-election as a director of the Company was re-elected as a director. The votes cast were as follows:

                                     FOR          WITHHELD

Daniel P. Flohr                   4,029,695      26,025
Seymour L. Gartenberg             4,029,695      26,025
Tina L. Jacobs                    4,029,695      26,025
Donald S. McCoy                   4,025,295      30,425
E. Henry Mize                     4,025,295      30,425
Stuart E. Ross                    4,029,695      26,025

         At the Annual Meeting two additional proposals were voted upon as follows:

(1) Proposal to approve the amendment of the Company's Certificate of Incorporation to change the name of the Company to "C-Phone Corporation":

         FOR            AGAINST             ABSTAINING

         4,015,590       36,050                4,080

(2) Proposal to ratify Coopers & Lybrand L.L.P. as the independent auditors for the Company for the fiscal year ending February 28, 1997:



         FOR            AGAINST             ABSTAINING

         4,020,645       32,475                2,600


ITEM 5.  OTHER INFORMATION

         On August 9, 1996, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of New York changing the name of the Company from Target Technologies, Inc. to C-Phone Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         3.   Articles of Incorporation and By-laws

              (a) Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of the State of New York on August 9, 1996.

         27.  Financial Data Schedule

    (b)  REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended August 31, 1996.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       C-PHONE CORPORATION





Date: October 14, 1996  By: c:/Daniel P. Flohr
                           ---------------------------------
                             Daniel P. Flohr
                             President and Chief
                               Executive Officer





Date: October 14, 1996  By: c:/Paul H. Albritton
                           ---------------------------------
                             Paul H. Albritton
                             Vice President and Chief
                               Financial Officer
                             (Principal Accounting and
                               Financial Officer)