Form 10QSB
period 1996-11-30
C-PHONE CORP
filed 1997-01-14
CIK 835585

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                           Commission file number: 0-24426


                                C-PHONE CORPORATION
                                -------------------
          (Exact name of small business issuer as specified in its charter)


         NEW YORK                                         06-1170506
         --------                                         ----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)


                                6714 NETHERLANDS DRIVE
                          WILMINGTON, NORTH CAROLINA  28405
                       ----------------------------------------
                       (Address of principal executive offices)

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,347,293 shares of common stock as of JANUARY 10, 1997.
            ----------------

    Transitional Small Business Disclosure Form      Yes         No   X
                                                         ----       -----

                                 C-PHONE CORPORATION

                                     FORM 10-QSB

                                        INDEX



                                                                    PAGE NUMBER
                                                                    -----------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of February 29, 1996 and November 30, 1996
         (unaudited)                                                      3

         Statements of Operations for the three and nine months ended
         November 30, 1995 and 1996 (unaudited)                           4

         Statements of Cash Flows for the nine months ended November
         30, 1995 and 1996 (unaudited)                                    5

         Notes to Unaudited Financial Statements                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                               13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             C-PHONE CORPORATION
                               BALANCE SHEETS



                                                    FEBRUARY 29,     NOVEMBER 30,
                                                       1996             1996
                                                                     (unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents                      $   1,852,820       $   1,869,672
  Short-term investments                             2,426,403             365,183
  Accounts receivable, net of allowance for
    doubtful accounts of $170,000 at February
    29, 1996 and $78,000 at November 30, 1996
    (unaudited)                                        398,004             343,509
  Inventories                                        1,061,496           1,201,678
  Prepaid expenses and other current assets            123,915              65,836
                                                   -----------         -----------
    Total current assets                             5,862,638           3,845,878

Property and equipment, net                            308,248             274,677

Other assets                                            67,320              78,905
                                                   -----------         -----------
    Total assets                                 $   6,238,206       $   4,199,460
                                                   -----------         -----------
                                                   -----------         -----------


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                        $     289,362       $     287,159
  Accrued expenses                                     222,998             223,947
  Current obligations under capital leases              16,103              15,586
                                                   -----------         -----------
    Total current liabilities                          528,463             526,692
Long-term obligations under capital leases              11,507               -
                                                   -----------         -----------
    Total liabilities                                  539,970             526,692
                                                   -----------         -----------
                                                   -----------         -----------

Shareholders' equity:
  Common stock, $.01 par value; 10,000,000
    shares authorized; 4,347,293 shares
    issued and outstanding at February 29,
    1996 and November 30, 1996 (unaudited)              43,473              43,473
  Paid-in capital                                   13,495,376          13,495,376
  Accumulated deficit                               (7,840,613)         (9,866,081)
                                                   -----------         -----------
    Total shareholders' equity                       5,698,236           3,672,768
                                                   -----------         -----------
    Total liabilities and shareholders' equity   $   6,238,206       $   4,199,460
                                                   -----------         -----------
                                                   -----------         -----------

         The accompanying notes are an integral part of the financial statements.



                                                   C-PHONE CORPORATION
                                                 STATEMENTS OF OPERATIONS
                                                       (unaudited)


                                         THREE MONTHS ENDED            NINE MONTHS ENDED

                                            NOVEMBER 30,                  NOVEMBER 30,

                                       1995           1996         1995            1996
                                       ----           ----         ----            ----

Net sales                         $   621,796     $   332,955   $ 1,531,480    $ 1,400,483
Software development and
    other revenue                        -            149,485          -           149,485
                                  -----------    ------------   -----------    -----------
Total revenue                         621,796         482,440     1,531,480      1,549,968
                                  -----------    ------------   -----------    -----------
Cost of goods sold                    468,007         299,921     1,230,108      1,163,298
Cost of software development
    and other revenue                     -            74,429           -           74,429
                                  -----------    ------------   -----------    -----------
Total cost of revenue                 468,007         374,350     1,230,108      1,237,727
                                  -----------    ------------   -----------    -----------
Gross profit                          153,789         108,090       301,372        312,241
                                  -----------    ------------   -----------    -----------

Operating expenses:
  Selling, general
   and administrative                 642,746         512,696     3,036,171      1,680,653
  Research, development
   and engineering                    285,418         235,155       841,991        768,123
                                  -----------    ------------   -----------    -----------

Total operating expenses              928,164         747,851     3,878,162      2,448,776
                                  -----------    ------------   -----------    -----------

Operating loss                       (774,375)       (639,761)   (3,576,790)    (2,136,535)

Interest expense                       (1,072)           (566)       (3,670)        (2,059)

Interest income                        75,785          29,458       313,495        113,126
                                  -----------    ------------   -----------    -----------

Net loss                          $  (699,662)   $   (610,869)  $(3,266,965)   $(2,025,468)
                                  -----------    ------------   -----------    -----------
                                  -----------    ------------   -----------    -----------
Per-share data:
  Net loss per share              $     (0.16)   $      (0.14)  $     (0.75)   $     (0.47)
                                  -----------    ------------   -----------    -----------
                                  -----------    ------------   -----------    -----------
Weighted average number
 of common shares and
 common share equivalents
 outstanding                        4,347,293       4,347,293     4,347,293      4,347,293
                                  -----------    ------------   -----------    -----------
                                  -----------    ------------   -----------    -----------


           The accompanying notes are an integral part of the financial statements.

                                  C-PHONE CORPORATION
                                STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                 NINE MONTHS ENDED NOVEMBER 30,
                                                      1995          1996

Cash flows from operating activities:
  Net loss                                       $ (3,266,965)  $ (2,025,468)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                   134,201         99,158
      Provision for doubtful accounts                  15,000         41,941
      Changes in operating assets and liabilities:
        Accounts receivable                          (479,357)        12,554
        Inventories                                  (252,238)      (140,182)
        Prepaid expenses and other current assets     143,485         58,079
        Other assets                                  (59,450)       (11,585)
        Accounts payable                               11,458         (2,203)
        Accrued expenses                              (13,633)           949
                                                 -------------  ------------
          Net cash used in operating activities    (3,767,499)    (1,966,757)
                                                 -------------  ------------

Cash flows from investing activities:
  Equipment purchases                                 (82,520)       (65,587)
  Purchase of short term investments               (7,240,775)    (1,647,371)
  Maturities of short investments                   7,354,819      3,708,591
                                                 -------------  ------------

          Net cash provided by investing
           activities                                  31,524      1,995,633
                                                 -------------  ------------
Cash flows from financing activities:
  Payment of capital lease obligations                (17,897)       (12,024)
                                                 -------------  ------------

          Net cash used in financing activities       (17,897)       (12,024)
                                                 -------------  ------------
          Net (decrease) increase in cash
           and cash equivalents                    (3,753,872)        16,852

Cash and cash equivalents, beginning of period      5,261,105      1,852,820
                                                 -------------  ------------

Cash and cash equivalents, end of period         $  1,507,233   $  1,869,672
                                                 -------------  ------------
                                                 -------------  ------------
Supplemental disclosure of cash flow information:

  Interest paid                                  $      3,670   $      2,059
                                                 -------------  ------------
                                                 -------------  ------------

  Income taxes paid                              $       -      $       -
                                                 -------------  ------------
                                                 -------------  ------------


    The accompanying notes are an integral part of the financial statements.

                                 C-PHONE CORPORATION
                       NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  NOVEMBER 30, 1996

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of C-Phone Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996.

2.  STOCK OPTIONS

As of November 30, 1996, options for 280,717 shares of common stock were outstanding under the Company's 1994 Stock Option Plan (the "Plan") (52,500 of which are non-qualified options exercisable at prices which range from $3.00 to $7.00 per share, depending upon date of grant, and 228,217 of which are incentive stock options exercisable at prices which range from $3.125 to $7.50 per share, depending upon the date of the grant), and options for 219,283 shares of common stock were available for future grants. Due to vesting provisions included in the options, only options representing 78,367 shares were exercisable as of November 30, 1996, of which 21,200 are exercisable at $3.125 per share, 15,000 are exercisable at $7.00 per share, 34,500 are exercisable at $7.25 per share and 7,667 are exercisable at $7.50 per share. As of November 30, 1996, no options had been exercised since the inception of the Plan.

3.  NET LOSS PER SHARE

Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods. Common Stock options and warrants are not included for the three and nine month periods ended November 30, 1995 and November 30, 1996 as they would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    The Company has been primarily engaged in the engineering, manufacturing and marketing of C-Phone, a line of PC-based video conferencing systems. Recently, the Company has engaged in contractual software development related to its PC-based video conferencing systems. In addition, the Company has recently completed development of C-Phone Home-TM-, a television "set-top" box video system which allows video telephone calls to be made over regular telephone lines using a standard television set. See "Financial Condition".

    In August 1994, the Company completed its initial public offering (the "Public Offering") of 2,000,000 shares of Common Stock, pursuant to which it received net proceeds of approximately $12,288,000, of which approximately $1,947,000 was used for the repayment of indebtedness and accrued interest thereon. The remainder of the net proceeds was used, and the Company expects will continue to be used, for sales and marketing of C-Phone, the continued development of additional C-Phone products and features and related products, such as C-Phone Home-TM-, and working capital, including funding anticipated increases in inventories and receivables.

    The Company commenced operations in 1986 as a manufacturer of promotional radios and, in 1990, developed data/fax modems under the name "TWINCOM". In early 1993, because of continued price pressures, shrinking margins and for competitive reasons, the Company shifted its primary focus from modems to the development of C-Phone, and during the fiscal year ended February 28, 1995, the Company phased out its modem product line as it was no longer profitable. Since 1993, the Company has invested significant resources in product development, engineering and marketing activities for C-Phone and related products. As a result of these activities and the low volume of sales during the initial commercialization of C-Phone, the Company has incurred significant losses during the last two fiscal years and the three and nine months periods ended November 30, 1996. The Company expects to continue to make significant expenditures for product development and marketing in the foreseeable future.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1996 ("3RD QUARTER 97") AS COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1995 ("3RD QUARTER 96")

    REVENUE.  Revenues decreased 22% to $482,440 in 3rd Quarter 97 from
$621,796 in 3rd Quarter 96. Revenues for 3rd Quarter 97 included $149,485 of software development revenue related to software developed by the Company at two customers' requests for use with C-Phone products. The remaining revenues for 3rd Quarter 97, which consisted of sales of C-Phone products, decreased 46% from 3rd Quarter 96. The Company believes that such decrease in revenue was primarily related to a change in sales and marketing personnel. While the Company hired a new Vice President of Sales and Marketing in September 1996 and replaced several sales and marketing personnel in November 1996, appropriate indoctrination, integration and training of such persons and the required lead-time for such persons to generate sales was not sufficient to produce tangible results during 3rd Quarter 97.

    COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of software development and other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs and depreciation related to production operations). Cost of software development and other revenue includes the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold decreased 36% to $299,921 (90% of net sales) in 3rd Quarter 97 from $468,007 (75% of net sales) in 3rd Quarter 96. The decrease in cost of goods and the increase in the percentage to net sales were both primarily related to the decrease in sales. The cost of software development and other revenue ($74,429) in 3rd Quarter 97 was 50% of the related revenue; the Company had no similar revenue in 3rd Quarter 96.

    GROSS PROFIT. Gross profit decreased to $108,090 (22% of revenues) for 3rd Quarter 97 from $153,789 (25% of revenues) in 3rd Quarter 96. The decrease in the gross profit percentage was primarily the result of the decrease in net sales partially offset by the software development and other revenue.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 20% to $512,696 (106% of revenues) in 3rd Quarter 97 from $642,746 (103% of revenues) in 3rd Quarter 96. The primary reason for the decrease was an 80% reduction in trade show expenses to approximately $40,000 for 3rd Quarter 97 from approximately $200,000 in 3rd Quarter 96 as the result of the Company's decision not to participate in this fiscal year's Comdex show in Las Vegas. This decrease was partially offset by an increase in general and administrative expenses primarily from increased personnel costs resulting from additional customer support personnel and a reallocation of duties of certain personnel from research, development and engineering. The Company expects that it will continue to incur substantial selling, general and administrative expenses for the remainder of Fiscal 1997 as a result of the continued commercialization of the C-Phone product line.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 18% to $235,155 (49% of revenue) for 3rd Quarter 97 from $285,418 (46% of revenue) for 3rd Quarter 96. The decrease was primarily the result of the reallocation of approximately $65,000 of certain personnel and benefit costs to the cost of software development revenue. Without this reallocation, research, development and engineering expenses for 3rd Quarter 97 would approximate the same amount as for the 3rd Quarter 96 as the majority of these allocated costs were for permanent personnel. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

    OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss decreased 17% to $639,761 in 3rd Quarter 97 from $774,375 in 3rd Quarter 96.

    INTEREST. Interest income decreased to $29,458 in 3rd Quarter 97 from $75,785 in 3rd Quarter 96 as a result of decreased investments, as the Company utilized the net proceeds of the Public Offering for the continuing development and commercialization of C-Phone products.

    INCOME TAXES. The Company's losses for 3rd Quarter 97 and 3rd Quarter 96 may be utilized as an offset against future earnings, although there can be no assurance that future operations will produce taxable earnings.


NINE MONTHS ENDED NOVEMBER 30, 1996 ("NINE MONTHS 97") AS COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1995 ("NINE MONTHS 96")

    REVENUES. Revenues increased 1% to $1,549,968 in Nine Months 97 from $1,531,480 in Nine Months 96. The revenues for Nine Months 97 included $149,485 of software development revenue discussed above and $1,400,483 of sales of C-Phone products, while the revenues for Nine Months 96 consisted only of sales of C-Phone products. Net sales of C-Phone products deceased 9% for the Nine Months 97 as compared to the Nine Months 96. The Company believes that the decrease in net sales was primarily related to a change in sales and marketing personnel in 3rd Quarter 97 as discussed above.

    COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of software development and other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs and depreciation related to production operations). Cost of software development and other revenue includes the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold decreased 5% to $1,163,298 (83% of net sales) in Nine Months 97 from $1,230,108 (80% of net sales) in

Nine Months 96. The decrease in cost of goods sold and the increase in the percentage to net sales were both primarily related to the decrease in sales. The cost of software development and other revenue ($74,429) was 50% of the related revenue; the Company had no similar revenue in Nine Months 96.

    GROSS PROFIT. Gross profit increased to $312,241 (20% of revenues) for Nine Months 97 from $301,372 (20% of revenues) in Nine Months 96. The gross profit produced from sales of goods in Nine Months 97 was $237,185 (17% of net sales). The gross profit percentage related to software development and other revenue (50%) offset the decrease in the gross profit percentage related to net sales, which decrease was primarily the result of the decrease in net sales.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 45% to $1,680,653 (or 108% of revenues) in Nine Months 97 from $3,036,171 (or 198% of revenues) in Nine Months 96. The primary reason for the decrease was a 67% reduction in selling and marketing expenses to approximately $725,000 for Nine Months 97 from approximately $2,175,000 in Nine Months 96, of which approximately $1,200,000 was directly related to a nationwide advertising and marketing campaign which ran for most of the three months ended May 31, 1995 ("1st Quarter 96"). As discussed above, the decrease in trade show expenses was partially offset by an increase in general and administrative expenses primarily from an increase in personnel costs resulting from additional customer support personnel and a reallocation of duties of certain personnel from research, development and engineering. The Company expects that it will continue to incur substantial selling, general and administrative expenses for the remainder of Fiscal 1997 as a result of the continued commercialization of the C-Phone product line.

    RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 9% to $768,123 (50% of revenue) for Nine Months 97 from $841,991 (55% of revenue) for Nine Months 96. The decrease was primarily the result of the reallocation of approximately $65,000 of certain personnel and benefit costs to the cost of software development revenue and a decrease in personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative. Without the reallocation of personnel costs to cost software development, research, development and engineering expenses for Nine Months 97 would be approximately the same amount as such expenses for Nine Months 96 as the majority of these allocated costs were for permanent personnel. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

    OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss decreased 40% to $2,136,535 in Nine Months 97 from $3,576,790 in Nine Months 96.

    INTEREST. Interest income decreased to $113,126 in Nine Months 97 from $313,495 in Nine Months 96 as a result of decreased investments as the Company utilized the net proceeds of the Public Offering for the continuing development and commercialization of C-Phone products.

    INCOME TAXES. The Company's losses for Nine Months 97 and Nine Months 96 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

FINANCIAL CONDITION

    The Company has financed its recent operations primarily through the Public Offering in August 1994, which raised net proceeds of approximately $12,288,000.

    At November 30, 1996, the Company had working capital of $3,319,186 (a decline from $5,334,175 at February 29, 1996) and cash and cash equivalents (including short-term investments) of $2,234,855 (as compared to $4,279,223 at February 29, 1996). The Company's invested funds consist primarily of United States Treasury Bills and obligations of United States government agencies. During the nine months ended November 30, 1996, operating activities used $1,966,757 of net cash, primarily to fund operating activities as well as to fund increases in inventories, investing activities provided $1,995,633 of net cash, primarily from maturities of short-term investments, and financing activities used $12,024 of net cash for payments on capital lease obligations. Due to the technical nature of the Company's business and the anticipated expansion of its C-Phone technology into new applications, management expects to continue to expend significant resources for continued development and engineering as well as selling and marketing expenses.

    The Company believes that while its working capital, together with funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures for the balance of Fiscal 1997 (i.e., through February 28, 1997), the Company will require additional working capital during the fiscal year ending February 28, 1998. On January 8, 1997, the Company announced the introduction of C-Phone Home-TM-, a TV-based set-top videophone, jointly developed with Analog Devices, Inc. In an attempt to penetrate the market, the Company has determined to price C-Phone Home-TM- at a level below its current cost, to make up the difference through a monthly subscription fee and the resale of long-distance telephone usage in connection therewith and to market C-Phone Home-TM- through consumer electronic stores. Assuming customer acceptance, of which there can be no assurance, such pricing philosophy and method of distribution will require a substantial investment by the Company for inventory and marketing expenditures. The Company does not have adequate working capital to fund the substantial necessary investment and, therefore, has begun the planning process to determine the nature, timing and amount of funds needed and to identify various institutions to assist in raising such resources. In order to raise additional working capital, the Company may sell its securities and may enter into loan relationships with institutional lenders. However, there can be no assurance that any such additional funds can be obtained on acceptable terms, if at all. If necessary funds are not timely obtained, the Company's business would be materially adversely affected.

    The Company leases its facility and has financed a portion of its manufacturing equipment expenditures through capital leases. As of November 30, 1996, the Company had no material commitments for capital expenditures.

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


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              27.  Financial Data Schedule

              99.  Press Release, dated January 8, 1997

         (B)  REPORTS ON FORM 8-K

              The Company did not file any reports on Form 8-K during the quarter ended November 30, 1996.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         C-PHONE CORPORATION



Date: January 14, 1997  By: /s/DANIEL P. FLOHR
                           ---------------------------------
                             Daniel P. Flohr
                             President and Chief
                               Executive Officer
                             (Principal Executive Officer)




Date: January 14, 1997  By: /s/PAUL H. ALBRITTON
                           ---------------------------------
                             Paul H. Albritton
                             Vice President and Chief
                               Financial Officer
                             (Principal Accounting and
                               Financial Officer)