Form 10KSB
period 1997-02-28
C-PHONE CORP
filed 1997-05-29
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-KSB
  (Mark One)

  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended FEBRUARY 28, 1997


  | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ---------- to ----------

                         Commission file number 0-24426
                                                -------

                               C-PHONE CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                    NEW YORK                                   06-1170506
         -------------------------------                 -------------------
         (State or other jurisdiction of                 (I.R.S. employer
         incorporation or organization)                  identification No.)


         6714 NETHERLANDS DRIVE, WILMINGTON, NORTH CAROLINA            28405
         --------------------------------------------------           --------
               (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (910) 395-6100
                                               --------------

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]       No  [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $2,042,878

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

                  Approximately $36,710,000, based on the last published sale price ($9-1/8) on The Nasdaq National Market on May 20, 1997.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  As of May 20, 1997 - 5,202,786 shares.

         Documents Incorporated by Reference: Portions of the issuer's definitive proxy statement to be mailed to shareholders in connection with the issuer's 1997 Annual Meeting are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

        Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                TABLE OF CONTENTS

ITEM NO.                                                                          PAGE
--------                                                                          ----

Glossary.........................................................................  ii

PART I

         1.    Description of Business...........................................   2

         2.    Description of Property...........................................  18

         3.    Legal Proceedings.................................................  19

         4.    Submission of Matters to a Vote of Security Holders...............  19

PART II

         5.    Market for Common Equity and Related Stockholder Matters..........  19

         6.    Management's Discussion and Analysis or Plan of Operations........  20

         7.    Financial Statements..............................................  26

         8.    Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure..........................................  44

PART III

         9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.................  44

         10.   Executive Compensation............................................  44

         11.   Security Ownership of Certain Beneficial Owners and Management....  44

         12.   Certain Relationships and Related Transactions....................  44

         13.   Exhibits and Reports on Form 8-K..................................  44

         Signatures..............................................................  48

                                    GLOSSARY

Algorithm:                          A step-by-step problem solving procedure.

Analog telephone lines:             Standard telephone lines in use in most home
                                    (also known as POTS (plain old telephone lines)).

Asynchronous:                       Lacking  in  synchronization.  A  method  of
                                    transmitting  data over a network.  The time
                                    interval   between   characters  may  be  of
                                    varying   lengths.   A   video   signal   is
                                    asynchronous when its timing differs from that of the system reference signal.

ATM: Asynchronous transfer mode - A developmental high-speed, high-bandwidth, low-delay
                                    transport  technology,   integrating  voice,
                                    video and data.

Bandwidth:                          The amount of data a medium can  transmit in
                                    a given amount of time. The greater the bandwidth, the faster the rate of data transmission.

bps: Bits per second - A unit of measurement of the speed of data transmission.

Broadband:                          Networks  having  bandwidths   significantly
                                    greater than that found in regular telephone
                                    networks.  Broadband  systems are capable of
                                    transmitting   a  vast   quantity   of  data
                                    simultaneously,   and   usually   depend  on
                                    coaxial    or    fiber-optic    cable    for
                                    transmissions.

CCD: Charged coupled device - CCDs are specialized semi-conductors, consist of an array of hundreds of thousands of light sensitive photo-diodes, and are used in cameras as an optical scanning mechanism.

Codec: Compression/decompression hardware providing digital compression and decompression of analog video signals so that they can be efficiently transmitted.

Compression:                        Reducing   the  size  of  a  data   file  by
                                    eliminating unnecessary information, such as
                                    blanks and repeating or redundant characters
                                    or    information.     Compressing     video
                                    information also can be accomplished by sending fewer frames per second or reducing the quality (by displaying the information in a smaller window).

Digital telephone lines:            Telephone lines, such as ISDN, T-1, Switched
                                    56, Frame Relay and Sonet, which transmit data in a digital format through the use of codecs and compression algorithms. Use of digital telephone service may require the installation of special wiring.

DVC: Desktop video conferencing, also sometimes called PC-based video conferencing.

Ethernet:                           A  protocol  for  medium  and  higher  speed
                                    transmission of data over a LAN.

fps:                                Frames per second.

Frame Relay:                        Packet   data   protocol   with  less  error
                                    correction to speed up communication over high quality connections.

H.320 The industry standard for video conferencing over digital telephone lines.

H.323 The industry standard for video conferencing on a LAN.

H.324 The industry standard for video conferencing over analog telephone lines using a modem.

Intranet:                           A private Internet.

Internet:                           A network of computer  networks using TCP/IP
                                    protocol.

ISDN: Integrated Services Digital Network - A set of protocol and interface standards that effectively provide 3 separate, integrated, transmission channels. ISDN is expected to replace current telephone lines.

Kilobits:                           A  thousand  bits;  a measure of the rate of
                                    data transmission.

LAN: Local Area Network - A private computer network connecting work-stations, file servers,  printers  and other  devices  in a
                                    local  area,   such  as  within  an  office,
                                    building  or  campus  using  coaxial  cable,
                                    twisted  pair  or  multimode  fiber.  A  LAN
                                    permits  the  sharing of  resources  and the
                                    exchange     of     information      between
                                    work-stations.

MCU: Multipoint control unit - A device that bridges together multiple inputs so that more than two parties can participate in a video conference.

Modem: A device for converting digital signals to analog signals, and vice versa, typically used to connect digital devices with analog telephone lines.

Multimedia:                         A  combination  of multiple  digitized  data
                                    types:   text,   sound,   computer-generated
                                    graphics and animations, photographs and video.

Multipoint:                         A  communications   configuration  in  which
                                    several terminals or stations are connected.

Network: A group of devices (such as work-stations, telephones, file servers, etc.) connected by a communications facility.

NTSC: The standard for scanning television signals in the US, Canada and Korea.

Packet: A sequence of digitized information that is transmitted as a unit.

PAL: The standard for scanning television signals in most of Europe and Japan.

PBX:                                Private   branch   exchange  -  A  telephone
                                    switch,   usually  located  on  the  users's
                                    premises,   connected   to   the   telephone
                                    network, but operated by the users. A PBX provides pooled access to a number of the user's inside telephone lines of a smaller number of outside telephone lines.

PC:                                 Personal computer.

POTS: Plain old telephone service - Conventional analog telephone lines using twisted-pair copper wire.

Protocol:                           A set of rules  for data  communications;  a
                                    set of rules and procedures for establishing and controlling the exchange of data between computers.

Roll-About System:                  A mobile  video  conferencing  system  which
                                    allows the video conferencing equipment to be moved between rooms.

Sonet: Synchronous optical network - An interface standard for transmitting data over fiber optic lines.

Switched 56:                        A switched digital  telephone  service which
                                    permits users to transmit up to 56,000 bits of digital information per second.

T-1:                                A    point-to-point    high-speed    digital
                                    telephone transmission service.

TCP/IP: Transmission Control Protocol/Internet Protocol - the protocol used for packet oriented communication between networked computers.

Token Ring:                         A protocol for transmitting data over a LAN.

Unshielded twisted pair:            Standard  building wiring  currently used to
                                    transmit   voice    (telephone)   and   data
                                    throughout an office or building.

WAN: Wide Area Network - A computer network covering a geographic area larger than a campus, generally linking multiple LANs.

Whiteboard:                         A shared  document  session which offers the
                                    capability   of  two  or   more   users   to
                                    simultaneously view and modify the document.

World Wide Web:                     A very large  collection of linked  Internet
                                    servers using a standard linking and display language.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

GENERAL

         C-Phone Corporation (the "Company") has been, and is, primarily engaged in the engineering, manufacturing and marketing of a line of PC-based video conferencing systems. Since the second half of its fiscal year ended February 28, 1997 ("Fiscal 1997"), the Company has been engaged in contractual software development related to its PC-based video conferencing systems. In addition, during Fiscal 1997, the Company engaged in the engineering of a TV-based video conferencing system, which was introduced in January 1997. The Company's PC-based video conferencing systems, which communicate over digital networks, are marketed under the name C-Phone(R) . The Company's recently introduced TV-based video conferencing system or "video phone", which operates over regular analog telephone lines using a standard television set, is marketed under the name C-Phone Home(TM).

         Since 1993, the Company has invested significant resources in product development, engineering and marketing activities for its video conferencing systems and related products. As a result of these activities and the low volume of sales during the initial commercialization of C-Phone, the Company incurred significant losses during the three fiscal years ended February 28, 1997 and expects that it will incur significant losses during its current fiscal year ending February 28, 1998. The Company anticipates that it will continue to make significant expenditures for product development and marketing in the foreseeable future.

         The Company was incorporated in New York in 1986 under the name Target Tuning, Inc., as a manufacturer of promotional radios. In 1990, the Company developed data/fax modems under the name "TWINCOM" and changed its name to Target Technologies, Inc. In early 1993, because of continued price pressures, shrinking margins and for competitive reasons, the Company shifted its primary focus from modems to the development of C-Phone; and, during the fiscal year ended February 28, 1995, the Company phased out its modem product line as it was no longer profitable. In August 1996, in order to more closely identify the Company with its C-Phone product line, and to eliminate confusion among investors, the Company changed its name to C-Phone Corporation.

         In August 1994, the Company completed an initial public offering (the "1994 Public Offering") of 2,000,000 shares of its common stock, par value $.01 per share ("Common Stock"), at a price of $7.00 per share, pursuant to which the Company received net proceeds of approximately $12,288,000. In connection with the 1994 Public Offering, the Company issued to Josephthal Lyon & Ross Incorporated ("JLR"), the representative of the underwriters, warrants (the "1994 Warrants") to purchase 200,000 shares of Common Stock, at a price of $8.40 per share exercisable through August 18, 1998. See Item 6 - "Management's Discussion and Analysis or Plan of Operations" and Notes 6 and 7 of Notes to Financial Statements included in Item 7 - "Financial Statements."

RECENT DEVELOPMENTS

         During the week of March 31, 1997, the Company completed a private placement (the "1997 Placement"), through JLR as the placement agent, pursuant to which the Company issued an aggregate of 833,667 shares of Common Stock (the "Original Shares") to the participants (the "Investors") in the 1997 Placement. Accompanying each of the Original Shares was the right, under certain circumstances, to receive additional shares of Common Stock in accordance with the terms of a "contingent value right" (the "Rights"). The Company sold the Original Shares and Rights at a price of $6.00 per Original Share and received net proceeds of approximately $4,370,000 (after payment of fees and expenses of approximately $632,000).

         The Investors have the right to register, under the Securities Act of 1933 (the "1933 Act"), the Original Shares and the shares of Common Stock issuable upon exercise of the Rights. In accordance with the terms of such registration right, the Company prepared at its expense, and filed on April 16, 1997 with the Securities and Exchange Commission (the "SEC"), a registration statement on Form S-3 (the "Registration Statement") under the 1933 Act covering the Original Shares and the maximum number of shares of Common Stock issuable upon exercise of the Rights. The Company has agreed to use its reasonable best efforts to (i) have the Registration Statement declared effective by the SEC, and (ii) maintain the Registration Statement current for the lesser of one year after the date that the Registration Statement is declared effective (the "Effective Date"), or until the securities included in the Registration Statement have been sold thereunder. In connection with the 1997 Placement, Daniel Flohr, Chairman, President and Chief Executive Officer of the Company, delivered to JLR, as escrow agent for the Investors, an aggregate of 250,000 of his own shares of Common Stock, which shares will be forfeited, at the rate of 1,000 shares a day, if the Effective Date does not occur on or before July 19, 1997; and, in the event that the Effective Date does not occur on or before October 17, 1997, the remaining escrowed shares will be forfeited.

         In accordance with the rules of The Nasdaq National Market, upon which the Common Stock is listed and traded, the Company is required to obtain shareholder approval prior to the issuance of any shares of Common Stock, in excess of approximately 870,000 shares of Common Stock, issued or issuable to the Investors in connection with the 1997 Placement. The Company has agreed with the Investors to include a proposal for approval of the issuance of the shares of Common Stock issuable upon exercise of the Rights on the agenda for its 1997 Annual Meeting of Shareholders, currently scheduled for early August.

         The Rights are automatically exercised at the time, and from time to time, as the Original Shares are first publicly sold through a broker dealer after the Effective Date, and expire one year after the Effective Date. The terms of the Rights provide that, upon the first such sale of any Original Shares at a price of less than $8.00 per share, the seller of the Original Shares will automatically receive, for each such Original Share sold, and without the payment of any additional consideration, such additional number of shares of Common Stock as equals (i) $8.00 divided by the Adjusted Price, minus
(ii) one; where the Adjusted Price will equal the greater of (x) the average closing bid price per share of Common Stock on The Nasdaq National Market for the ten trading days immediately preceding the date of sale of the Original Shares, or (y) $2.00.

         In consideration for JLR's services as placement agent in the 1997 Placement, the Company (i) paid JLR a fee of $450,180 (or 9% of the gross proceeds received by the Company in the 1997 Placement), (ii) agreed to reimburse JLR for its out-of-pocket expenses (not to exceed $25,000), and (iii) issued to an affiliate of JLR, warrants (the "1997 Warrants") to acquire an aggregate of 150,000 shares of Common Stock at an exercise price of $9.60 per share (120% of the closing bid price for the Common Stock on The Nasdaq National Market on the trading day immediately prior to the first closing of the 1997 Placement). The 1997 Warrants expire 90 days after the Effective Date. The shares of Common Stock issuable upon exercise of the 1994 Warrants and the 1997 Warrants have been included in the Registration Statement.

VIDEO CONFERENCING

INDUSTRY BACKGROUND

                  Video conferencing was introduced in the late 1970s with video conferencing rooms located in office parks or office buildings. These rooms were outfitted with expensive video conferencing equipment requiring trained operators. Using special leased digital telephone lines, these systems could only conference with other compatible facilities. While early video conferencing rooms cost between $200,000 and $400,000, technological improvements and increased production volumes have lowered the present total cost of a room-based corporate video conferencing system to between $50,000 and $90,000, with certain lower-cost, lesser-function systems selling below $20,000. Video conferencing rooms are typically used by large corporations primarily for intra-company communications between distant locations, although within the past several years, telecommunication companies, as an adjunct to their other services, hotels offering business conference facilities and other third parties in major metropolitan areas have made video conference room facilities publicly available, at an hourly fee of several hundred dollars. The Company believes that there are in excess of 25,000 installed video conference rooms worldwide, but that the high costs of video conferencing rooms, the logistical difficulties in scheduling their simultaneous availability and the need for trained operators have limited their growth.

         During the last several years, mobile video conferencing systems, known as "roll-about" systems, have become available at prices generally ranging from $15,000 to $30,000, which allow the video conferencing equipment to be moved between locations. In addition, desk-top video conferencing ("DVC") systems using a personal computer ("PC") have been developed, some of which offer advantages over video conferencing rooms and "roll-about" systems. A DVC system improves productivity by offering the ease of operation of a telephone, avoiding the need for special scheduling, and allowing the video conferencing participants to share software applications. In addition, a DVC system is substantially less expensive than a video conferencing room or "roll-about" system, with a system price, excluding the cost of the PC, of typically less than $5,000, with prices of certain available systems as low as $1,200 to $2,000. The Company believes that the DVC market is expanding and the number of DVC systems will increase similar to the manner in which PC-based operating systems increased the overall market for computer systems and increased their market share relative to main frame based computer systems. However, and despite this belief, the DVC market has not yet achieved substantial market acceptance.

         The Company believes that DVC systems facilitate external and internal communications and allow users at different locations to combine the effectiveness of face-to-face meetings with the convenience of the telephone, without the need for trained operators. In addition, DVC also can improve worker productivity and reduce or eliminate travel costs, accelerate the exchange of information and leverage the use of limited resources. The Company believes that applications of video conferencing systems will continue to expand as users become increasingly dependent on immediate access to data and other information to remain competitive.

         Historically, video conferencing systems have used digital telephone lines to interconnect users. In order to transmit a real-time video image over a digital telephone line, the electronic video and accompanying audio signal (which, in its original form, may contain over 130 million bits of data per second) must first be "digitized" and then reduced or "compressed" to fit the capacity of the digital telephone line. The video signal is compressed by eliminating data, which typically causes the quality of the video image to degrade. After transmission, the video image is then reconstructed or "decompressed." The quality of the reconstructed image is a function of (i) the sophistication of the compression algorithm (which determines the information to be eliminated), (ii) the amount (expressed as bits per second ("bps")) of real-time data which can be transmitted over the digital telephone line, (iii) the power, speed and sophistication of the codec (which ranges in price from
$1,000 to $25,000, unless a lower quality codec is built in to the pc processor), and (iv) the relative amount of audio accompanying the video signal. As compression algorithms continue to be refined, video and audio quality are expected to improve. With the recent adoption of standards for video conferencing over a LAN, the increased power and speed of PCs, the increased and wider-spread availability of digital telephone services (such as ISDN) and the decreased charges for such services by the telecommunications service provider, as well as the slowly decreasing prices for DVC systems, the Company believes that use of PC-based video conferencing systems will increase, although there can be no assurance of how long a period of time will be needed for such increase to occur.

         Presently, most DVC systems employ one of three methods to connect users to each other digital telephone lines, cross point switches or a PC-based
LAN:

                  DIGITAL TELEPHONE LINES. Most DVC systems in use are PC-based and operate over digital telephone lines, although some systems are TV-based. These systems require a codec and other hardware to be installed in each PC (or the set-top box, in the case of a TV-based systems) and one or more separate dedicated telephone lines for each PC or TV. Video conferencing conducted from this type of system requires a toll call to be placed over the digital telephone line, even when the video conferencing is within the same office. These systems do not allow sharing of in-bound and out-bound telephone lines, call transfer, multi-party connections and other features common to a typical office phone system. In addition, these systems may use up to three of the PC's expansion slots.

                  CROSS POINT SWITCHES. Some DVC systems connect users with shielded or unshielded twisted pair wire and utilize cross point switching hardware similar to a standard internal PBX phone system arrangement. These systems, which may cost in excess of $5,000 per user (excluding the cost of the additional equipment necessary to connect to off-site systems), provide high quality video, but are limited in the number of users that they can accommodate and may require additional wiring.

                  PC-BASED LAN. Other DVC systems connect individual PCs together using a LAN. Most of these systems have attempted to transmit the video and audio as compressed digital information in the same packet format that other data is transmitted. However, LAN based networks can transmit only a finite capacity of data within a given period and the transmission of even a single continuous video image uses a substantial portion of this capacity. As a result, these systems currently tend to have a debilitating effect on the performance of the LAN and the PC and limit the number of simultaneous calls. In addition, these systems have small picture size and less than television quality image. Certain major telecommunications companies, including Lucent Technologies, are currently working on LAN based systems which would offer improved picture size and quality, but require networking systems using technologies that have not yet been widely deployed. By contrast, other LAN-based systems, such as the Company's C-Phone system, transmit the video and audio information in a different format and outside the bandwidth conventionally used to transmit data packets; as a result, such systems do not degrade the performance of the LAN or PC.

         During the past several years, AT&T and MCI, as well as several other companies, have unsuccessfully introduced proprietary consumer video phones which operate over standard analog telephone lines. These video phones transmitted a low resolution video image at a rate of between one-half and ten frames per second ("fps"), as compared to television which delivers a higher resolution video image at 30 fps. In addition, the video image was small and not completely synchronized with the audio portion of the transmission. Other companies, such as Creative Labs Inc., also have introduced PC-based systems which can operate over analog telephone lines. With the widespread availability of modems which permit the transmission of data over analog telephone lines at rates of up to 33,600 bits of data per second, as well as the recent adoption of the H.324 standard for video conferencing over analog telephone lines, several companies, including the Company, have announced or introduced products to allow video conferencing using modems over analog telephone lines. While these systems operate at a significantly lower video frame rates (ranging up to 15 fps under ideal conditions) and often without fully synchronized audio, such products are designed to appeal to non-commercial home users and small businesses, and are less expensive to own and operate than video conferencing products requiring a digital telephone line. During the past two years, a number of companies have introduced products which, when connected to a PC, allow video telephone calls to be made through analog telephone lines over the internet. Although video conferencing over the internet may eliminate long distance telephone charges, the fps rate is less than with a direct telephone connection, the lack of industry standards requires the use by the parties of comparable equipment, portions of the conference may be "lost" in the transmission and delays in the receipt of the transmission may occur. As a result, the Company does not expect that internet video conferencing will materially affect the market for direct video conferencing over analog telephone lines.

INDUSTRY STANDARDS

         Historically, a factor that limited the growth of video conferencing was the lack of uniform protocols so that proprietary video conferencing systems could only communicate with similar systems of the same manufacturer. Video conferencing has become more widespread as a result of the emergence of international industry standards designed to allow video conferencing systems manufactured by different vendors to be compatible.

         The Company's business video conferencing systems are designed to be compatible with all standard and proprietary protocols by connecting with the appropriate codec as a network peripheral. As a result, a C-Phone user, calling outside a LAN, may connect to any other video conferencing system, provided that the systems have compatible codecs.

         In 1990, the Telecommunication Standardization Sector of the International Telecommunication Union ("ITU"), a United Nations agency which develops international standards for telecommunications equipment, formally adopted the H.320 standard for video conferencing, which includes standards for video and audio transmission and data transfers. While other protocols exist,
H.320 has achieved the most widespread acceptance, and has been adopted by the Company and substantially all of its competitors.

         The ITU formally adopted the H.324 standard in March 1996 for video conferencing over analog telephone lines. The Company believes that adoption of the H.324 standard will permit a broad acceptance of analog telephone video conferencing using products such as C-Phone Home. C-Phone Home has been designed to be compatible with other H.324 compatible equipment.

         The ITU formally adopted the H.323 standard in November 1996 for video conferencing over a LAN. Although the Company believes that adoption of the
H.323 standard may lead to wider use of video conferencing over a LAN, the quality of such video conferencing will not be as high as with C-Phone and it is uncertain as to whether managers of LAN systems will find the increased amount of LAN traffic acceptable to their systems.

THE COMPANY'S STRATEGY

BUSINESS PRODUCTS

         The Company believes that PC-based systems can expand the market for video conferencing and that the Company can gain commercial advantage by being among the few vendors to offer a high-quality PC-based video conferencing system specifically designed for a customer's needs and which provides long-term cost effectiveness. However, the historical cost, as well as the un-scalable and inflexible nature of video conferencing systems, combined with the negative impact of PC-based systems when used on a LAN have limited market acceptance, and there can be no assurance that PC-based systems generally, or the Company's C-Phone system particularly, will gain widespread market acceptance.

         Although a number of the Company's competitors are capable of wide area connectivity over ISDN digital phone lines, the Company believes that C-Phone is one of a few available systems that also operates over a variety of switched and dedicated digital phone services, and should easily accommodate new digital phone services as they come into being. The Company believes that this "broadband-ready" feature is an important element to make C-Phone a long-term solution, which should not become obsolete as new broadband telecommunication services become available. The Company's C-Phone video conferencing products are used in traditional video conferencing room systems, in small group "roll-about" units and as PC-based DVC systems. Users of a C-Phone system can participate in real-time, high quality video phone calls to other people within their building, as well as to anyone with a standards based compatible video conferencing system, anywhere else in the world.

         The C-Phone system is modeled on a typical office (PBX) phone system providing features and functions such as call screening, call transfer, hold, caller ID, free calling within the facility and shared access to outside phone lines. C-Phone video quality within a building, campus or metropolitan area network is based on the NTSC TV quality standard in the US, Canada and Korea and the PAL TV quality standard in Europe and Japan. C-Phone calls made over outside digital telephone lines are based on the H.320 video conferencing standard. The C-Phone system operates over a wide variety of digital phone services such as Basic and Primary Rate ISDN, T-1, Switched 56, Frame Relay and Sonet.

         The C-Phone system currently operates under the Microsoft(R) Windows(TM) operating system and is compatible with Ethernet and Token Ring network operating systems running a variety of network protocols including IPX, TCP/IP and netBios(R). Together, these network operating systems presently account for the majority of the installed base of PC networks. The C-Phone system is designed to operate with the ease and full functionality of the typical office telephone network, while permitting other simultaneous unimpeded uses of the LAN and PC.

         The C-Phone system, when operating on a LAN, must be interconnected by coaxial cable, Category 4 or 5 unshielded twisted wire, or a fiber optic line, which wiring is not always available in existing LANs, and there can be no assurance that customers will be willing, where necessary, to install any requisite internal wiring in order to permit the C-Phone system to function. When functioning over presently available switched digital telephone lines (such as ISDN), the C-Phone system uses the industry standard H.320 protocols, thereby offering picture quality equal to or exceeding that of other presently available video conferencing systems.

         Since the C-Phone system allows digital telephone lines and peripheral devices, such as codecs, to be shared resources, it has an operating cost advantage compared to PC-based systems that require each PC to have its own codec and digital telephone line. The Company believes that this design, combined with the Company's pricing of its C-Phone systems, makes the C-Phone system one of the more affordable systems currently available.

         The Company believes that the success of DVC systems will be contingent upon greater market acceptance of PC-based video conferencing systems which, in turn, will depend, in part, on the ability of such systems to deliver the following elements that C-Phone technology offers:

                  TELEVISION  QUALITY VIDEO WITH FULLY  SYNCHRONIZED  AUDIO. The
         C-Phone system permits two or more persons using PCs linked by a LAN to engage in real-time, full-color, television-quality video calls with fully synchronized audio. The video image of the participants appears on the computer monitor, and the audio is produced from the camera/speaker/microphone unit mounted on the monitor or through a conventional telephone handset. Within the LAN, C-Phone's video image is displayed at a rate of 30 fps regardless of image size. C-Phone users also can call outside of their LAN to other C-Phones, PC-based systems or video conferencing rooms, with picture quality equal to that of other presently available video conferencing systems, which typically offer less than television quality picture, depending on the type of codec and the type and number of digital telephone lines used.

                  LOW PRICE PER USER. The Company presently markets three basic C-Phone systems that are priced at the low to mid price range of existing similar systems. In addition, the C-Phone system treats digital telephone lines and codecs (which are needed by the C-Phone system to connect outside the LAN), as shared network peripherals, similar to a file server or laser printer, which allow a number of PCs to share the same resources, thereby providing an operating cost advantage compared to systems that require each PC to have its own digital telephone lines and codec. See "The Company's Products - BUSINESS PRODUCTS" and "Marketing and Sales - BUSINESS PRODUCTS."

                  NO DEGRADATION OF PC OR LAN PERFORMANCE. The C-Phone system operates in a manner that does not degrade the performance of the LAN or the PC, regardless of the number of users or simultaneous video phone calls taking place.

                  CAPACITY TO HANDLE NUMEROUS SIMULTANEOUS CALLS. The C-Phone system operates much like a PBX phone system in a typical office environment. The current C-Phone LAN system can accommodate up to 64 simultaneous video phone lines in a LAN work group, either as two-way calls, one-way broadcasts or, using the Company's optional multipoint control unit ("MCU"), multi-party conference calls. Additional capacity can be achieved as LAN work groups are connected to work groups in other LANs. Through its broadcast and conferencing modes, the C-Phone system permits all users to actively participate in a single conference.

                  STANDARD COMMUNICATION PROTOCOLS. The C-Phone system is designed to be compatible with all PC-based codecs, whether they contain standard or proprietary protocols, provided that the codec manufacturer provides the requisite developmental software. As a result, a C-Phone user calling outside the LAN is able to connect to any other video conferencing system, provided the systems have compatible codecs. See "Video Conferencing - INDUSTRY STANDARDS."

                  MULTIPOINT CAPABILITIES. A C-Phone optional feature includes a
         MCU, in which up to 4 users (which may be expanded to additional users), whether within a LAN or connected by digital telephone lines, may be simultaneously displayed on the PC monitor, with each participant actively participating in the video call.

                  EASE OF OPERATION WITH FULL TELEPHONE FUNCTIONALITY. The C-Phone system is designed to operate with the ease and full functionality of the typical office PBX telephone network. The C-Phone system features, among other things, call transferring, call waiting, caller ID, hold, conferencing and a "vanity mode" for a user to view his or her own video image before going on-line or at any time during a video call. The C-Phone system also operates as an audio answering machine and includes a photo- based phone directory.

HOME PRODUCTS

         The Company's C-Phone Home is a consumer oriented TV-based, "set-top", video phone which allows users to make video phone calls using their television set and their analog telephone line.

         The Company believes that a commercial consumer market for C-Phone Home exists involving users such as grandparents and their grandchildren, parents and their children away at school, working parents and their children in day care, divorced or separated parents and their young children, and families with aging relatives. However, the Company has no reliable data to assure that there will be significant market acceptance of TV-based video phones, and there can be no assurance that C-Phone Home will gain sufficient market acceptance to generate significant commercial sales. Previous efforts to sell video phones by larger better known companies than the Company have been unsuccessful.

         The Company believes that the success of C-Phone Home will be contingent upon its ability to deliver the following elements:

                   QUALITY OF VIDEO WITH THE FEEL OF A TELEPHONE. Previous efforts to sell video phones by other companies have been unsuccessful. This has been due, in part, to the inability of such systems to deliver video data at the rate of greater than between one-half to ten fps and to the inability of such systems to emulate a normal telephone call, primarily as the result of lower audio quality associated with the phone line's limited bandwidth which must be shared with video data. Currently, C-Phone Home is capable of delivering video data at rates of up to 16 fps under ideal circumstances. Many factors, taken either singularly or together, will lower the video frame rate. These include non- optimal conditions on the analog phone line to the user's premises, the presence of noise on the phone line and substantial movement in the video being transmitted, especially when transmitting in a high resolution mode. In the instance when any or all of these factors are present, frame rate may be reduced to as low as one fps. The Company believes that most users of C-Phone Home will prefer full screen, highest resolution mode, when frame rates are typically four to eight fps. At these frame rates, there is not enough motion in the lips of the users for video and audio synchronization to be necessary, and C-Phone Home transmits the audio with as little processing delay as possible in an attempt to make the users feel as if they are participating in a regular phone call. In other conditions, where over ten to twelve fps are transmitted, lip synchronization may be more desirable and may result in as much as a one-half second delay in the audio transmission. Such a delay may not be deemed acceptable by consumers and, as a result, there can be no assurance that the Company will be able to achieve a satisfactory level of consumer acceptance of C-Phone Home within a reasonable period of time, if at all. See "Marketing and Sales
         - HOME PRODUCTS."

                  EASE OF USE. C-Phone Home, which is operated by a wireless remote control containing a microphone unit, operates with any standard television set. A video phone call can be dialed or answered by pushing one or two buttons on the hand-held remote control. In addition, C-Phone Home offers easy-to-use on-screen instructions and text menus to operate and configure the system. See "The Company's Products - HOME PRODUCTS."

                  REASONABLE COST. The suggested list price of C-Phone Home is $995.95, which will enable the Company to recapture its full costs and a per unit profit. The Company recognizes that such price may be too high for C-Phone Home to penetrate the home market. The Company, therefor, has arranged for its resellers to offer C-Phone Home at a suggested list price of $349.95 when purchased with a telecommunications service contract offered by the Company, which will enable the Company to obtain a profit from monthly subscription fees and the resale of long-distance telephone usage, similar to the method by which most cellular telephones are sold. However, there can be no assurance that such marketing strategy will enable C-Phone Home to gain widespread consumer acceptance. See "Marketing and Sales - HOME PRODUCTS."

                  COMPATIBILITY. C-Phone Home uses H.324 standards and is designed to be compatible with other systems using such standard. See "Video Conferencing - INDUSTRY STANDARDS."

THE COMPANY'S PRODUCTS

BUSINESS PRODUCTS

         The Company currently has six core products in its C-Phone product line. The Company's principal core products consist of the PC-based C-Phone LAN system, the C-Phone C-Station system and the C-Phone RollAbout system. The Company also offers a substantial number of additional components and features which complement its core products.

                  THE C-PHONE LAN SYSTEM. The C-Phone LAN system allows networked PC users to engage in real-time, full color, full screen, television quality video conferencing. The C-Phone LAN system consists of three main hardware components (a camera/speaker/microphone ("CSM") unit, an external network video interface module and a host interface card), as well as a handset and proprietary system software. The CSM unit rests on top of the PC monitor and is designed so that the camera projects out over the monitor to just above the screen, minimizing the face-to-lens divergence angle and thereby giving the sense of a face-to-face conversation. The video interface module links together the CSM, the circuit board controller and the network and handles the video protocols and switching. The host interface card, which has its own processor, contains a proprietary configuration of circuitry, components and firmware and is installed within the PC. The C-Phone LAN system has a suggested list price of $1,995.

                  THE C-PHONE C-STATION SYSTEM. The C-Phone C-Station system allows a stand-alone PC user running Microsoft's(R) Windows(TM) operating software to engage in video conferencing over digital telephone lines. The C-Phone C-Station system consists of the CSM unit, an external video interface module, a host interface card and a codec (which will vary based on the type and speed of the digital telephone line), as well as a handset and proprietary system software. The C-Phone C-Station system has a suggested list price ranging from $2,495 to $7,995, depending on the specific features included.

                  THE C-PHONE ROLLABOUT SYSTEM. The C-Phone RollAbout system is a self-contained moveable group video conferencing system, which currently includes a 32" high-resolution monitor and a PC and is available in either a LAN or WAN configuration. The LAN configuration connects to a LAN and can share codecs and digital telephone lines for video conferencing outside of the LAN. The WAN configuration is a stand-alone unit and contains hardware similar to that contained in the C-Phone C-Station system. The C-Phone RollAbout system has a suggested list price ranging from $9,995 to $19,995, depending on the specific features included.

                  WAN  SERVER.  The WAN Server  allows  those  C-Phone  PC-based systems which do not contain a built in codec to connect to other C-Phone systems outside of the LAN or other video conferencing systems over telephone lines providing digital services such as ISDN, T-1 or Switched 56. The WAN Server is comprised of one or more codecs and appropriate interfaces to digital telephone lines. See "Video Conferencing - INDUSTRY STANDARDS."

                  MULTIPOINT CONTROL UNIT. The MCU allows multiple parties, whether within a LAN or connected by digital telephone lines, to participate in a video conference call and be simultaneously displayed on the PC monitor. Each MCU displays four simultaneous videos on the PC monitor and has the capability, by interconnecting five MCUs, to conference up to 16 users.

                  C-LINK. C-Link allows a C-Phone PC-based system to be connected to other video sources, such as a video camera, VCR or cable or broadcast television. Possible uses can include a VCR for transmitting training films, television for viewing news and financial programming and a video camera for recording meetings and surveillance.

         The Company has developed and markets its own codec and ISDN adaptor. The Company also offers products in configurations for coaxial cable, unshielded twisted pair wire, network and fiber optic links. Other devices in various stages of planning or development by the Company include equipment to allow various LAN work groups within a building or campus to be interconnected and interfaces which will allow a C-Phone system to accept telephone calls from conventional telephones.

         From time to time in response to customer requests, the Company has developed specialized software applications for use as enhancements to its C-Phone business products. During Fiscal 1997, the Company had software development revenue of approximately $150,000, substantially all of which was derived from software development for Mirage Resorts, Inc.

HOME PRODUCTS

         The Company's home product line currently  consists of a single product
- C-Phone Home, a TV-based video phone, which allows a user to engage in video conferencing over an analog telephone line using a standard television set or monitor. C-Phone Home consists of a "set-top" box, a remote control and an AC power adapter. The set-top box, which weighs less than five pounds, connects to the television's RF or audio and video inputs and includes a color camera, modem (to connect to the telephone line), codec and proprietary software. The remote control contains a built-in wireless full-duplex microphone and allows the users to make, answer or end a call and otherwise configure and operate C-Phone Home through the touch of a button. C-Phone Home has a suggested list price of $995.95 when sold through independent consumer electronic retailers. The Company also has arranged for C-Phone Home to be sold at a lower price and to be resold by retailers at a suggested list price of $349.95 when purchased with a telecommunications services contract offered by the Company. The Company's telecommunications services contracts are for various terms, the shortest being for 12 months, and require the payment of monthly access charges which aggregate at least $239.40 during the life of the contract. In addition, such contracts require the payment of per minute interconnect usage fees, the amount of which depends upon the monthly usage. See "Marketing and Sales - HOME PRODUCTS."

MARKETING AND SALES

BUSINESS PRODUCTS

         The Company developed its initial C-Phone video conferencing product in 1993, and has developed a number of enhancements since such time. However, the market for PC-based video conferencing has not matured as rapidly as expected. In order to expedite the commercial introduction of its video conferencing products, the Company's initial sales and marketing strategy was to attempt to form alliances with strategic partners, primarily nationally recognized system integrators, resellers, telecommunication service companies and original equipment manufacturers, to assist the Company in identifying, developing and exploiting specific high-volume market applications which would incorporate the Company's video conferencing products into larger information management and communication systems. Although the Company has entered into several such alliances, none of such alliances have yet resulted in significant commercial sales and there can be no assurance that significant commercial sales will result from the Company's relationship with any of its strategic partners. During 1996, the Company reoriented the emphasis of its sales and marketing strategy and focused on sales to regional resellers, including systems integrators, telephone system dealers and audio/visual specialists, and selected large potential customers with needs for customized video conferencing capabilities. During Fiscal 1997, U.S. resellers accounted for approximately 64.9% of the Company's net sales of C-Phone products, which were resold primarily to the U.S. Department of Defense and other Federal, state and local governments or governmental agencies, hospitals and educational facilities, as well as to corporate users. During Fiscal 1997, approximately 18.9% of the Company's net sales of C-Phone products were sold directly by the Company, a significant portion of which were sales to Mirage Resorts, Inc. See "Competition
- BUSINESS PRODUCTS." The Company's video conferencing revenues since commercial introduction in 1994 through February 28, 1997 have aggregated approximately $4,165,000.

         The Company provides marketing support to its resellers by (i) participation with its resellers in selected trade shows, particularly those directed to the video conferencing, teleconferencing and computer industries,
(ii) developing and distributing marketing literature at trade shows and in response to potential customer inquiries, (iii) developing and maintaining public relations and targeted advertising programs to increase awareness of the Company and the C-Phone product line, (iv) offering training to resellers' sales staffs, (v) supporting resellers' end-user demonstrations, and (vi) providing resellers with the names of potential customers who have contacted the Company. Technical support consists of providing resellers with assistance in designing and configuring applications for specific business solutions. In addition to management, the Company has 12 full-time employees dedicated to marketing and sales of its business products.

         A significant portion of the Company's recent revenues, all of which have related to the Company's business products, have been dependent on sales to a limited number of customers. During Fiscal 1997, net revenues from Mirage Resorts, Inc. and C-Phone Europe NV/SA (the Company's European distributor) constituted 14.3% and 10.3%, respectively, of the Company's net revenues. During Fiscal 1996, net revenues from TRW, Inc. and Venisoft Computer Solutions, Inc. (a U. S. reseller) constituted 10.5% and 10.3%, respectively, of the Company's net revenues. Although the Company requires its non North American distributors to purchase a minimum annual amount of products to maintain their exclusive distributorships, the Company does not have written agreements with any of its customers which require the purchase of any minimum quantities of C-Phone products and, therefore, such customers could reduce or curtail their purchases at any time. Therefore, a substantial reduction in orders from the Company's C-Phone customers or the inability to attract orders from new customers would have a material adverse effect on the Company's current business.

         During Fiscal 1997 and Fiscal 1996, the Company's revenues from non-U.S. sales of video conferencing products aggregated approximately 15.0% and 16.2%, respectively, of net revenues, which revenues were derived from sales to its European distributor and resellers in Canada, Europe and southeastern Asia. As a result, a reduction in the volume of non-U.S. trade or any material restrictions on such trade could have a material adverse impact on the Company's revenues from business video conferencing products. The Company sells to its European distributor and Canadian reseller on credit terms and usually makes its other foreign sales on a prepaid basis due to the difficulty in collecting foreign accounts receivable; and any change in such policy which may be occasioned by the potential of larger orders from foreign customers could expose the Company to increased credit risks. Foreign sales are denominated in U.S. dollars and the Company does not incur any foreign currency risks; however, fluctuations in currency exchange rates could cause the Company's business video conferencing products to become relatively more expensive to foreign customers, which could result in a reduction in foreign sales or profitability of any such sales.

HOME PRODUCTS

         The Company introduced C-Phone Home, as a production prototype, at the January 1997 Consumer Electronics Show in Las Vegas, Nevada. At the time of such introduction, the Company had engaged in only preliminary marketing for C-Phone Home and had not obtained any orders for consumer resale. Based upon perceived enthusiasm from the trade for C-Phone Home, the Company determined that a viable market for the product existed, and that its marketing strategy should be to make initial sales of C- Phone Home through one or more large consumer electronics retail chains, assuming that the Company could convince such chains that C-Phone Home was a credible product deserving retail store display space.

         The Company has appointed a national network of independent manufacturer's representative organizations to act as the Company's national field sales force for C-Phone Home, and recently hired a full-time National Sales Director to manage such effort. The Company also has retained the services of a consultant to assist in the marketing of C-Phone Home to larger consumer electronic retail chains.

         In March 1997, Nobody Beats The Wiz, Inc. (the "Wiz"), a large northeastern U.S. consumer electronics retail chain, agreed to carry C-Phone Home in its stores. Shipments to the Wiz began in April 1997, the Wiz first announced availability of C-Phone Home in its weekly sales circular distributed the weekend of May 9 and, as of May 15, dealer display demonstration units have been installed in 57 of the Wiz stores. The Company has no long-term arrangement with the Wiz, which purchases C-Phone Home through regular purchase orders.
Since March 1997, the Company has entered into arrangements with several additional consumer electronics retailers to carry C-Phone Home, has received initial stocking orders from such retailers and is actively negotiating with other retailers.

         The Company has had only limited prior experience in marketing and selling its products to consumer electronic retailers, some of whom have special problems, such as inadequate working capital, which may affect their ability to timely pay for their purchases from the Company and may require the Company to grant extended credit terms. Such retailers typically require that their vendors pay advertising expense prior to consumer resale and payment to the vendor. Furthermore, and irrespective of the contracted payment terms negotiated with such retailers, such retailers generally do not pay for their merchandise unless and until such merchandise "sells through" to the consumer, thereby creating higher payment risks.

         C-Phone Home is sold to consumer electronic retailers for resale at a suggested list price of $995.95. The Company recognizes that such price may be too high for C-Phone Home to penetrate the mass consumer market. The Company, therefore, has determined to also sell C-Phone Home in the same manner that most cellular telephones are sold, by offering retailers the opportunity to purchase and resell C-Phone Home at a suggested list price of $349.95 when purchased and resold with telecommunications services offered directly by the Company. The Company anticipates that substantially all of its initial sales of C-Phone Home to consumer electronic retailers will be made under the latter purchase option. See "The Company's Products - HOME PRODUCTS."

         The Company's ability to provide inter-exchange telecommunications services is dependent, among other things, upon the Company maintaining a suitable arrangement with one or more long distance telecommunications services companies, which will enable the Company to purchase telecommunications services for resale to third parties. The Company's current telecommunications services arrangement is with MCI Telecommunications Corporation ("MCI"), which provides telecommunications services for resale to a large number of companies. Pursuant to its investment customer arrangement with MCI, which expires in March 1998 unless terminated earlier, the Company has deposited a letter of credit with MCI to cover its anticipated monthly charges and is required to increase such letter of credit if it appears that such monthly charges will exceed the amount of the letter of credit. The Company has been advised that its arrangement with MCI is MCI's normal arrangement for customers such as the Company, except that the arrangement offers the Company a credit against future MCI services if the Company applies, and is approved, for an upgraded minimum-term arrangement with MCI. There are a number of long distance telecommunications services companies which provide telecommunications services for resale and the Company believes that, if its current arrangement with MCI expires without being renewed or is terminated, or the Company determines not to continue its relationship with MCI, the Company could replace its MCI services with similar services offered by another services provider.

         As a condition to reselling intra-state, interstate and international telecommunications services, the Company is required to obtain and maintain certain approvals from the Federal Communications Commission (the "FCC") and from certain State regulatory authorities, and to comply with various applicable regulatory provisions imposed by such authorities. See "Government Regulation." The Company has obtained FCC approval to provide inter-state long distance telecommunications services; however, due to the timing of obtaining certain State approvals, the Company will be unable to initially offer inter-exchange telecommunications services for making intra-state video phone calls within certain States until it has applied for and received appropriate regulatory approvals from such States. As of May 15, 1997, the Company has obtained appropriate regulatory approval from ten States and has applications pending or in the process of being prepared for filing in a number of additional States, and the Company does not believe that such limitation should have a significant effect on its ability to sell C-Phone Home.

         Until such time, if at all, as the Company attains sufficient manufacturing volume or can utilize less costly components in the manufacture of C-Phone Home to enable the Company to reduce its manufactured cost, the Company may not be able to sell sufficient quantities of C-Phone Home for such sales to be profitable. To the extent that the consumer electronic retail chains which purchase C-Phone Home purchase the product for resale with telecommunications services, the Company's initially required monthly telecommunications access fee will not be sufficient for the Company to recoup the remainder of its current manufactured cost. Unless the purchasers of C-Phone Home, who purchase the product with telecommunications services, renew their initial subscriptions for telecommunications services or purchase a material amount of telephone usage from the Company, of which there can be no assurance, the Company will be unable to recoup from such sales all of its manufacturing costs and its related expenditures for development and marketing of C-Phone Home.

         The Company has limited sales, marketing and distribution experience in retail consumer goods. The introduction of C-Phone Home requires certain sales, marketing and distribution capabilities, some of which the Company does not currently possess, and there can be no assurance that the Company will be able to establish and retain a sales and marketing capability which would be successful in gaining market acceptance for C-Phone Home. The Company is devoting a material portion of its available resources for the commercialization of C-Phone Home, and failure of the Company to establish the necessary sales, marketing and distribution network for C-Phone Home will have a material adverse effect on the Company's financial condition.

GENERAL

         The Company's success will depend, in part, upon its ability to provide its customers, either directly or through others, technical support and customer service for its products. The Company presently provides support services directly for its U.S. customers, but relies on its foreign strategic partners to supply support services outside of the United States. If the Company's business expands, of which there can be no certainty, there can be no assurance that the Company can continue to directly provide such services to its U.S. customers, in which event it would be required to negotiate third-party support services on acceptable terms, of which there can be no assurance. Failure to provide such support services would have a material adverse effect on the Company.

MANUFACTURING

         The Company's products are comprised primarily of components manufactured on a batch basis by the Company, sub-assemblies and parts manufactured to the Company's specifications by third parties and certain other "off the shelf" electronic components purchased from third parties. To date, a substantial portion of the Company's manufacturing, as well as the final assembly, testing and packaging of all of its products is performed at the Company's facility in Wilmington, North Carolina.

         The Company relies on a variety of small and large manufacturers that supply a wide variety of off-the-shelf semiconductor integrated circuit chips and specialized electronic components, several of which manufacturers are the sole source of supply. The Company also relies on third party manufacturers and assemblers to manufacture and/or assemble certain components and sub-assemblies for the Company's products that are built to the Company's specifications and which require fabrication equipment the Company does not presently possess. Further, the Company relies on third party manufacturers for specialized sub-assemblies, including the charged coupled device color camera presently used by the Company which, although not built to Company specifications, are manufactured outside of the United States and are inventoried by the manufacturers in limited quantities. While the Company believes that all these components could be obtained elsewhere if needed or that the Company's products could be redesigned to use alternative components, no assurance can be given that other sources of supply would be available without significant delay or increased cost, and the use of alternative available components could require re-engineering by the Company of portions of its products, which could impose additional cost and significant delay on the Company.

         In addition, the Company's reliance on third parties to manufacture and sub-assemble certain components involve significant risks, including reduced control over delivery schedules, the inability to ship product under "just-in-time" arrangements and quality assurance. Furthermore, certain of the Company's manufacturers, sub-assemblers and suppliers, including suppliers of components made outside the United States, may require the Company to make firm scheduling and delivery commitments and deliver secure financing arrangements, such as letters of credit, as a condition to fulfillment of their contractual obligations to the Company. Failure to obtain an adequate supply of components and required sub-assembler services on a timely basis would have a material adverse effect on the Company. As a result, the Company anticipates that, if it is successful in the commercialization of its products, so that larger quantities of its products can be sold, the Company will become even more dependent on a timely supply of purchased inventory, and will be required to devote significant capital to its inventory. The Company currently does not have the significant financial resources necessary to fully fund such level of commercialization. See Item 6 - "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources."

         While the Company has been manufacturing certain video conferencing components since 1994, sales volume to date has kept production at relatively low and inefficient levels. In order to be profitable, the Company must be able to manufacture its products at acceptable costs and there can be no assurance that the Company will be able to make the transition to higher production volume successfully or within acceptable profit margins. As the Company only has limited experience in manufacturing commercial quantities of its products, and anticipates heavy reliance on third party contract manufacturers if demand for its products increase, there can be no assurance that unforeseen technical or other difficulties will not arise which could interfere with the development or manufacture of its products, or prevent, or create delays in, marketing of its products.

COMPETITION

GENERAL

         The technology underlying video conferencing products is subject to rapid change, including potential introduction of new products and technologies which may have a material adverse impact on the Company's products. The Company needs to maintain an on-going research, development and engineering program and its success, if any, will depend in part on its ability to respond quickly to technological advances by developing and introducing new products or features. There can be no assurance that the Company will have the financial ability to maintain an appropriate on-going research, development and engineering program, and if it has such ability whether the Company will be able to foresee and respond to technological advances in a timely manner, if at all. In addition, even though the open architecture of the Company's products allow components to be replaced as new technologies develop, there can be no assurance that the development of technologies and products by competitors will not render the Company's products non-competitive or obsolete.

BUSINESS PRODUCTS

         Video conferencing products have received only limited market acceptance and penetration. A number of the companies which now compete with the Company, or which are expected to offer products that may compete with the Company's products, are more established, benefit from greater market recognition with national marketing programs, and have significantly greater financial, technological, manufacturing, and marketing resources than the Company. The Company's competitors for its business video conferencing products include video conferencing companies and major telecommunications and electronic companies such as British Telecom, BT Visual Images L.L.C., Compression Labs, Inc., Corel Corp., Creative Labs Inc., Intel Corp., PictureTel Corporation and VTEL Corporation. In addition, numerous other companies have announced PC-based video conferencing systems and this number is expected to increase rapidly. Intel Corp., a major computer chip manufacturer, has recently commenced shipment of chips with telephony applications with the intention of making video conferencing a standard part of the PC computing environment. Several computer manufacturers, such as Compaq Computer Corp and Packard Bell have incorporated video conferencing features into their equipment. Several telephone companies have entered into strategic alliances with one or more manufacturers of video conferencing equipment to increase the usage of their digital telephone lines, which in turn, if they are successful, will increase their competitive image in the marketplace for video conferencing products. Furthermore, as expected advances in data compression and higher speed LANs are achieved, new video conferencing products utilizing these advances will compete with the Company's products. As a result of the Company's limited marketing resources, the Company has been utilizing regional resellers, supported by the Company's internal marketing staff, as the Company's marketing arm. Such regional resellers have not had the broad marketing contacts, national sales support and resources and internal backup support to enable the Company to penetrate the base of larger potential broad-based multiple-location users of video conferencing who have not yet integrated video conferencing into their organizations. The Company is continuing to try to define its niche in the video conferencing marketplace for its products, and there can be no assurance that the Company will be able to compete successfully in the business video conferencing market.

         The Company believes that the principal competitive factors in the current business video conferencing market are perceived quality and availability of national sales and follow-up support services, quality of video, price, effect on the PC and LAN capacity, compatibility with standard communication protocols, multipoint conferencing capabilities and ease of use. The Company's marketing efforts have emphasized the Company's ability to offer customized and scalable video conferencing products, with picture quality equal to or greater than competing products and priced at the low to mid range of similar systems.

HOME PRODUCTS

         To date, video conferencing over analog telephone lines has received very limited market acceptance. As a result of recent technological advances and the adoption of the H.324 standards for video telephony over analog telephone lines, consumer video phones are being developed by a number of companies, some of which are more established, benefit from greater market recognition and have significantly greater financial, technological, manufacturing and marketing resources than the Company. The Company expects that C-Phone Home may face substantial competition from many well-known established suppliers of consumer electronic products, which may include Compression Labs, Inc., Lucent Technologies, PictureTel Corporation, Philips Electronics N.V. and Sony Corp. Many of these potential competitors sell television and telephone products into which they may integrate video phone systems, thereby eliminating the need to purchase a separate video phone system. Additionally, as discussed above, the recent introduction by Intel Corp. of chips with telephony applications have enabled computer manufacturers to incorporate video conferencing features into their equipment, which features may include video phone capabilities. 8x8, Inc., a manufacturer of integrated video compression semiconductors and associated software, from whom the Company previously had purchased integrated circuits for the Company's video conferencing products and C-Phone Home, has commenced production and sale of the first product in an announced planned family of video phones, which product is intended to directly compete with C-Phone Home. Additionally, 8x8, Inc. has licensed its video phone technology to U.S. Robotics Access Corporation and Kyushu Matsushita Electric Co., Ltd., and the Company anticipates that such companies also may announce competing products. As a result, and even though the Company believes that it is the first company to bring to market a consumer-acceptable TV-based video phone, there can be no assurance that the Company will be able to compete successfully in the video phone market.

         The Company believes that the principal competitive factors in the TV-based video phone market will be quality of video and audio, price, compatibility with standard communication protocols, ease of use, strength of distribution channels, ability to timely fulfill order requests, customer support, reliability and brand-name recognition. The Company's initial marketing efforts for C-Phone Home have emphasized the Company being one of the first to offer a product for home use which is easy to use and has acceptable picture quality.

PATENTS AND OTHER INTELLECTUAL PROPERTY

         The Company has four United States patents (one of which is a design patent) and has pending five United States patent applications and one foreign patent application, all of which relate to technology incorporated in its video conferencing products and the design of various related components. The inventions which are the subject of these patent and patent applications were created jointly by Daniel Flohr and certain other employees of, or consultants to, the Company and, in each case, all rights to such inventions have been assigned to the Company.

         Patents and patent applications involve complex legal and factual issues. Moreover, the technology applicable to the Company's products is developing rapidly. A number of companies have filed applications for, or have been issued, patents relating to products or technology that are similar to some of the products or technology being developed or used by the Company. The scope and validity of these patents, the extent to which the Company may be required to obtain licenses thereunder or under other proprietary rights and the cost and availability of licenses, are unknown. There can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors developing similar or related technologies. Although the earliest patent owned by the Company was granted in 1995, and patents generally have a seventeen year life, due to rapidly developing technology the Company contemplates that alternative technological solutions will be devised to accomplish the purposes of its patents substantially before the Company's patents expire, but that such patents may offer short-term protection from third parties. There can be no assurance that other parties have not applied for, or will not obtain, patents under which the Company would need to be granted a license or around which the Company would be forced to redesign its products.

         The Company seeks to protect its intellectual property rights through a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws. The Company generally enters into confidentiality agreements with its employees, consultants, sales representatives and certain potential customers and limits access to and distribution of its proprietary information. However, there can be no assurance that these actions will be adequate to deter misappropriation of the Company's proprietary information, that the Company will be able to detect unauthorized use of its intellectual property rights, or that the Company can afford the high cost required to enforce, through litigation, its intellectual property rights. Moreover, any such litigation could result in substantial diversion of managerial time and resources, which could be better and more fruitfully utilized on other activities. Furthermore, there can be no assurance that a claim that the Company's services and products infringe on the intellectual property rights of others will not be asserted successfully against the Company in the future.

         In 1995, the U.S. Patent and Trademark Office (the "PTO") registered the "C-Phone" trademark to the Company. In 1996, in order to more closely identify the Company with its products, all of which utilize the C-Phone name, and in an attempt to eliminate confusion among investors, the Company changed its name to C-Phone Corporation. In August 1996, the Company was advised by the PTO that a former registered owner of the C-Phone trademark (which the PTO canceled in 1993 for failure to submit a required affidavit), had filed a petition to cancel the Company's registration, alleging that the PTO canceled the prior registration "inadvertently". The former owner had used, and continues to use, the C-Phone name for marine telephone products, and may have certain "common law" rights to continued use of the name. A proceeding with respect to the matter is pending before the PTO's Trademark Trial and Appeal Board, who will determine whether the conflicting use by the Company is so confusingly similar that a registration should not have been granted to the Company. Discussions to resolve the matter by a mutual co-existence agreement have been initiated; however, there can be no assurance that such discussions will result in a successful resolution. If the matter is not resolved between the parties and the Company is not successful in the current PTO proceedings, the Company may need to change the identifying name on its products, may determine that it is appropriate to change its corporate name and may be subject to damages if it could be shown that the Company had infringed the former owner's common law rights. Any change in the use by the Company of the C-Phone name would result in a loss of good will and identification which the Company has been promoting since 1993, and could have a temporary adverse impact on the Company's marketing plans.

GOVERNMENT REGULATION

         The Company's products must comply with certain requirements and specifications set forth in regulations adopted by the FCC regulating electromagnetic radiation and the connection of terminal equipment to the public switched telephone network. These regulations, among other things, require that the Company's products be in compliance with such regulations as a prerequisite to marketing them. Although the Company's products are currently in compliance with such regulations, if the Company redesigns or otherwise modifies its products, or if current regulations or industry standards are revised, there can be no assurance as to when, if ever, the Company's redesigned or modified products will be in compliance with applicable governmental regulations and evolving industry standards. In addition, the Company must comply with certain similar requirements of various foreign government agencies to effect its foreign sales. The Company's foreign distributors, as part of the Company's distribution agreements, are responsible for ensuring compliance with, and obtaining any necessary permits from, such foreign government agencies.

         The Company, in marketing C-Phone Home, is offering consumer electronic retail chains the option to purchase the product, at a reduced price, when purchased with telecommunications services. As a condition to reselling intra-state and interstate telecommunications services, the Company is required to obtain and maintain certain approvals from the FCC and from various State regulatory authorities, and to comply with various applicable regulatory provisions imposed by such authorities, noncompliance with which could subject the Company to possible forfeitures, damages and other sanctions. Various applicable regulatory provisions include, among other things, approval as a non-dominant long distance carrier, requirements for the filing and following of tariffs and that equipment and service offerings be separate and distinct and prohibitions against unjust, unreasonable or discriminatory rates, against preferences and against the making of direct or indirect rebates of amounts paid for tariffed services. Although the Company believes that its offering of inter-exchange telecommunications services complies with applicable regulatory requirements, there can be no assurance that the Company will obtain and retain all required regulatory approvals, that all of such approvals will be obtained timely or that a regulatory authority may not impose conditions which the Company may not be able to fulfill. Furthermore, there can be no assurance that compliance with the requirements imposed by any regulatory authority would not require modifications to the Company's business plan for C- Phone Home or that regulatory requirements will not change in such a way as will materially adversely affect the Company's business operations. The Company has obtained FCC approval to resell inter-state telecommunications services; however, due to the timing of obtaining certain State approvals, the Company will be unable to initially offer inter-exchange telecommunications services for making intra-state video phone calls within certain States until it has applied for and received appropriate regulatory approvals from such States. See "Marketing and Sales - "HOME PRODUCTS."

EMPLOYEES

         As of May 15, 1997, the Company employed 66 persons (all of whom were full-time employees), including 18 manufacturing and distribution employees, 17 product development and engineering employees, 13 sales and marketing employees, 8 management and administrative employees and 10 technical support employees. As the Company proceeds with full scale production and marketing of its products, it will need to increase substantially the number of its employees, and there can be no assurance that the Company will be able to do so in a timely manner, if at all. The Company considers that its relationships with its employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

         The Company conducts all of its operations from its 14,420 square foot Wilmington, North Carolina facility, approximately 17% of which is used for engineering, approximately 23% of which is used for administration and the balance of which is used for production, inventory, shipping and receiving.

         The Company leases its facility, which was built in 1993 to the Company's specifications, from its two principal executive officers, Daniel Flohr and Tina Jacobs, pursuant to a triple net lease pursuant to which the Company is responsible for all costs and expenses, including applicable taxes, relating to the facility. The current lease for the facility expires April 30, 1999 and has a three-year renewal option at a renewal rent no greater than the fair market value of the rented space at the beginning of the renewal term. The current base annual rent for the facility is $75,360, which was no greater than the fair market rental for the facility at the commencement of the current term. Mr. Flohr and Ms. Jacobs allow the Company to use approximately 9,000 square feet of a 1.4 acre adjacent tract of land owned by them (the "Adjacent Tract") as a parking area for the Company's employees and customers, in consideration for which the Company provides minimal maintenance of the parking area and pays $330 per year of real estate taxes on the tract of land. The Company believes that the terms and conditions of the lease are no less favorable to the Company than those available from unaffiliated third parties.

         The Company's present facility is being fully utilized. Mr. Flohr and Ms. Jacobs have offered to construct an additional building on the Adjacent Tract to the Company's specifications and to lease such building, when constructed, to the Company on terms similar to the lease for the present facility, including at a rental no greater than fair market value at the commencement of the lease term. Plans for the additional facility are being discussed.

         See Note 12 of Notes to Financial Statements included in Item 7 - "Financial Statements."

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company is involved in various legal proceedings which are incidental to the conduct of its business. None of such proceedings are expected to have a material adverse effect on the Company's financial position or results of operations; however, see Item 1. - "Description of Business - Patents and Other Intellectual Property."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matter was submitted to a vote of securities holders of the Company during the fiscal quarter ended February 28, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

         The Common Stock is traded on The Nasdaq National Market under the symbol "CFON." The following table sets forth the high and low closing sales price for each quarterly period since March 1, 1995 for the Common Stock, as reported by The Nasdaq Stock Market, Inc.

         FISCAL 1996                                               HIGH            LOW
         -----------                                               ----            ---

         1st Quarter (quarter ended May 31, 1995)                  8-1/4            7
         2nd Quarter (quarter ended August 31, 1995)               9                6-1/4
         3rd Quarter (quarter ended November 30, 1995)             8-1/4            5-5/8
         4th Quarter (quarter ended February 29, 1996)             8-1/4            5-1/4

         FISCAL 1997                                               HIGH            LOW

         1st Quarter (quarter ended May 31, 1996)                  8-1/4            6
         2nd Quarter (quarter ended August 31, 1996)               6-3/8            2-3/8
         3rd Quarter (quarter ended November 30, 1996)             6-1/16           2-3/8
         4th Quarter (quarter ended February 28, 1997)            16-1/4            3-1/8

         As of May 22, 1997, there were 323 holders of record of the Common Stock, including CEDE & Co and four other institutional holders who held an aggregate of 3,102,892 shares of Common Stock as nominees for an undisclosed number of beneficial holders. The Company estimates that it has in excess of 2,000 beneficial holders.

         The Company has never paid any dividends and, for the foreseeable future, the Company expects to retain earnings, if any, to finance the expansion and development of its business. Any future payment of dividends will be within the discretion of the Company's Board of Directors, which may be deemed to be controlled by the Company's principal shareholders, and will depend, among other factors, on the earnings, capital requirements and operating and financial condition of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------

OVERVIEW

         Since 1993, the Company has been primarily engaged in the engineering, manufacturing and marketing of C-Phone, a line of PC-based video conferencing systems. During Fiscal 1997, the Company commenced third-party contractual software development related to its PC-based video conferencing systems and substantially completed development of C-Phone Home, a TV-based video phone. See "Financial Condition".

         In August 1994, the Company completed its initial public offering of 2,000,000 shares of Common Stock, pursuant to which it received net proceeds of approximately $12,288,000, of which approximately $1,947,000 was used for the repayment of indebtedness and accrued interest thereon.

         During the week of March 31, 1997, the Company completed a private placement of 833,667 shares of Common Stock, subject to the issuance, for no further consideration, of up to 2,500,001 additional shares of Common Stock, pursuant to which it received net proceeds of approximately $4,370,000. See Item 1 - "Description of Business - Recent Developments." The Company expects to use such proceeds for sales and marketing of C-Phone Home, the continued development of additional C-Phone products and features and related products, for sales and marketing of C-Phone, and working capital, including funding anticipated increases in inventories and receivables.

         The Company commenced operations in 1986 as a manufacturer of promotional radios and, in 1990, developed data/fax modems under the name "TWINCOM". In early 1993, because of continued price pressures, shrinking margins and for competitive reasons, the Company shifted its primary focus from modems to the development of C-Phone and, during the fiscal year ended February 28, 1995, the Company phased out its modem product line as it was no longer profitable. Since 1993, the Company has invested significant resources in product development, engineering and marketing activities for C-Phone and related products. As a result of these activities and the low volume of sales, the Company has incurred significant losses during the three fiscal years ended February 28, 1997. The Company expects to continue to make significant expenditures for product development and marketing in the foreseeable future.

         This Annual Report on Form 10-KSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 - "Description of Business", in "Liquidity and Capital Resources" in this Item 6, and elsewhere in this Annual Report on Form 10-KSB. The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-KSB or to reflect the occurrence of other unanticipated events.

RESULTS OF OPERATIONS

FISCAL 1997 AS COMPARED TO FISCAL 1996

         REVENUES. Revenues increased 14% to $2,042,878 in Fiscal 1997 from $1,786,115 in Fiscal 1996. The revenues for Fiscal 1997 included $150,000 of software development revenue related to software developed by the Company at two customers' requests for use with C-Phone products and $1,890,213 of sales of C-Phone products, while the revenues for Fiscal 1996 consisted only of sales of C-Phone products. As a result, net sales of C-Phone products increased 6% in Fiscal 1997 as compared to Fiscal 1996. The Company believes that such minimal increase was primarily related to a change in sales and marketing personnel. While the Company hired a new Vice President of Sales and Marketing in September 1996 and replaced several sales and marketing personnel in November 1996, appropriate indoctrination, integration and training of such persons and the required lead-time for such persons to generate sales was not sufficient to produce significant tangible results during Fiscal 1997.

         COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of software development and other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and write-off of obsolete inventory). Cost of software development and other revenue includes the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold increased 5% to $1,629,287 (86% of net sales) in Fiscal 1997 from $1,556,353 (87% of net sales)
in Fiscal 1996. The increase in cost of goods sold and the decrease in the percentage of cost of goods sold to net sales were both primarily related to the moderate increase in sales. The cost of software development and other revenue ($81,079) was 53% of the related revenue; the Company had no similar revenue in Fiscal 1996.

         GROSS PROFIT. Gross profit increased to $332,512 (16% of revenues) in Fiscal 1997 from $229,762 (13% of revenues) in Fiscal 1996. The gross profit produced from sales of goods was $260,926 (14% of net sales) in Fiscal 1997, as compared to $229,762 (13% of net sales) in Fiscal 1996. The gross profit percentage related to software development and other revenue was $71,586 (47% of such revenue) in Fiscal 1997; the Company did not have any such revenue in Fiscal 1996. The increase in gross profit and gross profit percentage related to sales was directly related to the increase in sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 33% to $2,454,337 (or 120% of revenues) in Fiscal 1997 from $3,662,679 (or 205% of revenues) in Fiscal 1996. The primary reason for the decrease was a 50% reduction in selling and marketing expenses to approximately $1,125,000 in Fiscal 1997 from approximately $2,230,000 in Fiscal 1996, of which approximately $1,200,000 was directly related to a nationwide advertising and marketing campaign which ran for most of the three months ended May 31, 1995 ("1st Quarter 96"). While the Company's trade show expenses decreased to approximately $230,000 in Fiscal 1997 from approximately $425,000 in Fiscal 1996 as a result of the Company's decision not to participate in the 1996 Las Vegas Comdex trade show, this decrease was mostly offset by additional marketing expenses related to the initial marketing launch of C-Phone Home. In additional, general and administrative expenses increased as a result of increased personnel costs resulting from additional customer support personnel and a reallocation of duties of certain personnel from research, development and engineering. The Company expects that it will continue to incur substantial selling, general and administrative expenses for Fiscal 1998 as a result of the commercialization of C-Phone Home.

         RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 8% to $1,016,293 (50% of revenue) in Fiscal 1997 from $1,102,737 (62% of revenue) in Fiscal 1996. The decrease was primarily the result of the reallocation of approximately $76,000 of certain personnel and benefit costs to the cost of software development revenue and a decrease in personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative. Without the reallocation of personnel costs to cost software development, research, development and engineering expenses for Fiscal 1997 would be approximately the same amount as such expenses for Fiscal 1996, as the majority of these allocated costs were for permanent personnel. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

         OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss decreased 31% to $3,138,118 in Fiscal 1997 from $4,535,654 in Fiscal 1996.

         INTEREST. Interest income decreased 65% to $132,405 in Fiscal 1997 from $378,932 in Fiscal 1996 as a result of decreased investments, as the Company utilized the net proceeds of the 1994 Public Offering for the continuing development and commercialization of C-Phone products.

         INCOME TAXES. The Company's losses for Fiscal 1997 and Fiscal 1996 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

FISCAL 1996 AS COMPARED TO FISCAL 1995

         REVENUES. Revenues increased 89% to $1,786,115 in Fiscal 1996 from $945,035 in Fiscal 1995. All revenues in Fiscal 1996 were from sales of C-Phone products compared to revenues of $338,121 from C-Phone sales during Fiscal 1995. The balance of revenues in Fiscal 1995 ($606,914) were from sales of the modem product line phased out during Fiscal 1995.

         COST OF REVENUE. Cost of revenue consists of cost of goods sold. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs and depreciation costs related to production operations). Cost of goods sold increased 40% to $1,556,353 in Fiscal 1996 from $1,110,642 in Fiscal 1995. All of the costs of goods sold in Fiscal 1996 were related to the C-Phone product line while 27% ($297,679) of the costs of goods sold in Fiscal 1995 were related to C-Phone and 73% ($812,963) were related to the modem product line.

         GROSS PROFIT (LOSS). Gross profit increased to $229,762 (13% of revenues) for Fiscal 1996 from a gross loss of $165,607 (18% of revenues) for Fiscal 1995. The gross loss for Fiscal 1995 was primarily the result of a $97,491 write-down of inventory related to the phase out of the modem product line.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 122% to $3,662,679 (205% of revenues) in Fiscal 1996 from $1,649,336 (175% of revenues) in Fiscal 1995. Decreased expenses from the phase out of the modem product line were more than offset by the increased marketing and other expenses related to the commercialization of C-Phone. Selling and marketing expenses included approximately $1,174,000 for advertising, approximately $563,000 for trade shows, approximately $352,000 for salaries and benefits for marketing personnel and approximately $141,000 for brochures, materials and mailing costs. Of these expenses, approximately $1,200,000 was directly related to a nationwide advertising and marketing campaign that ran for most of the first quarter of Fiscal 1996. While the Company does not anticipate continuing advertising expenditures at such level, it does expect that it will incur substantial selling, general and administrative expenses during the fiscal year ending February 28, 1997 ("Fiscal 1997") as a result of the continuing commercialization of the C-Phone product line. In addition, the Company's bad debt expense increased to $164,554 (9% of revenues) in Fiscal 1996 from $54,856 (6% of revenues) for Fiscal 1995, primarily as a result of the change in the Company's business from modems to C-Phone, resulting in a change in the type and mix of customers for the Company's products during C-Phone's initial introductory phase combined with the increase in sales volume in Fiscal 1996 over Fiscal 1995. See Item 1 - "Business
- Video Conferencing - MARKETING AND SALES."

         RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses increased 35% to $1,102,737 (62% of revenues) in Fiscal 1996 from $814,413 (86% of revenues) in Fiscal 1995, due to the engineering effort to continue the development of C-Phone and to add C-Phone products. The Company's research, development and engineering expenses for C-Phone in Fiscal 1996 consisted primarily of salaries and benefit costs for engineering personnel of approximately $819,000, parts and supplies of approximately $122,000, and outside consulting services of approximately $65,000. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

         OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss increased 73% to $4,535,654 in Fiscal 1996 from $2,629,356 in Fiscal 1995.

         INTEREST. Interest expense in Fiscal 1996 was $4,614 as compared to $1,116,237 in Fiscal 1995. This decrease was due to the repayment in Fiscal 1995 of the 7% Notes from the net proceeds of the 1994 Public Offering. Interest income increased to $378,932 in Fiscal 1996 from $275,068 in Fiscal 1995, due to higher average levels of investments as a result of the proceeds received from the 1994 Public Offering.

         INCOME TAXES. The Company's losses in Fiscal 1996 may be utilized as an offset against future taxable earnings, although there is no assurance that future operations will produce taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its recent operations primarily through the 1994 Public Offering, which raised net proceeds of approximately $12,288,000 and the 1997 Placement, which raised net proceeds of approximately $4,370,000 during the week of March 31, 1997.

         At February 28, 1997, the Company had working capital of $2,318,766 (a decline from $5,334,175 at February 29, 1996) and cash and cash equivalents (including short-term investments) of $1,398,049 (as compared to $4,279,223 at February 29, 1996). The Company's invested funds consist primarily of United States Treasury Bills and obligations of United States government agencies. During Fiscal 1997, operating activities used $2,812,517 of net cash, primarily to fund operating activities, investing activities provided $2,348,536 of net cash, primarily from maturities of short-term investments, and financing activities provided $9,210 of net cash. Due to the technical nature of the Company's business and the anticipated expansion of its C-Phone technology into new applications, management expects to continue to expend significant resources for continued development and engineering as well as selling and marketing expenses.

         The Company believes that its current working capital, which includes the net proceeds from the 1997 Placement, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures, including the initial commercialization of C-Phone Home, through the end of the Company's fiscal year ending February 28, 1998 ("Fiscal 1998"). However, if C-Phone Home gains any market acceptance, of which there can be no assurance, the Company's pricing strategy (as discussed above under Item 1 - "Description of Business - Marketing and Sales"), and the very substantial investment which would then be required by the Company for manufacturing, inventory build-up and marketing expenditures related to the commercialization of C-Phone Home, would require the Company to obtain additional working capital by the third fiscal quarter of Fiscal 1998. The Company has commenced the planning process to raise such funds. The Company anticipates that such funds should be available through a private placement of
(i) its debt securities, (ii) authorized, but unissued, shares of its Common Stock, or (iii) its debt securities which would be convertible into such shares; and if and when still further funds are needed, that such funds may be available through a possible public offering of its authorized, but unissued, shares of Common Stock. There can be no assurance that additional funds needed by the Company will be available when needed or, if available, that the terms of such fundings will be favorable or acceptable to the Company.


         Assuming acceptance of C-Phone Home by the marketplace, the Company anticipates that it may take in excess of two years to obtain positive cash flow from the Company's anticipated operations, during which time the Company may be required to obtain still more financing. If the Company is unable to timely obtain any of its required funds, its C-Phone Home marketing strategy may not be attainable and its business could be materially adversely affected. Unless adequate income from sales of C-Phone Home is attained, the timing or receipt of which cannot be predicted, the Company may require additional cash resources to finance receivables and for development of alternative products. There can be no assurance that additional funds needed by the Company will be available when needed or, if available, that the terms of such fundings will be favorable or acceptable to the Company.

         In connection with the 1994 Public Offering, the Company issued the 1994 Warrants to JLR pursuant to a Representative's Warrant Agreement. On or about January 13, 1997, the Company received from the holders of a majority of the 1994 Warrants, most of whom are officers of JLR, a request to register the shares of Common Stock issuable upon exercise of the 1994 Warrants. Although the Company filed a registration statement with the Securities and Exchange Commission to register such shares on April 16, 1997, the Company's failure to file such a registration statement within 45 days after January 13, 1997 may give the holders of a majority of the 1994 Warrants the right to require the Company to repurchase the 1994 Warrants for an aggregate of up to $1,370,000 at any time prior to the sale of a majority of such shares pursuant to the prospectus included in such registration statement. If such holders successfully assert such right, the Company may not have the financial ability to make such payment; and, in the event that such right is successfully asserted at a time when the Company has the financial ability to make such payment, such payment could materially adversely affect the Company's financial condition and may deplete all of its necessary cash resources for the continuation of its operations. The possible existence of this repurchase right, and the possibility of its exercise, will increase the difficulty of the Company raising its required additional working capital on terms acceptable to the Company.

         The development during Fiscal 1997, and the recent introduction, of C-Phone Home has placed a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to continue to attract, train, motivate and manage its employees successfully and to continue to improve its operational, financial and management systems. The Company's failure to effectively manage its growth could have a material adverse effect on the Company's business and operating results.

         The Company leases its facility and has financed a portion of its manufacturing equipment expenditures through capital leases. As of February 28, 1997, the Company had no material commitments for capital expenditures.

         At February 28, 1997, the Company estimates that it had available net operating loss carryforwards of approximately $10,233,000 for Federal purposes and net economic loss carryforwards of approximately $10,482,000 for state purposes, which may be used to reduce future taxable income, if any. The Federal carryforwards will expire starting in 2009 and the state carryforwards will expire starting in 1999.

         The Company believes that, during the past three years, inflation has not had a significant impact on the Company's sales or operating results. Certain of the components and sub-assemblies used by the Company in its products, such as the CCD color camera presently used in C-Phone, are manufactured outside of the United States and represents a material portion of the unit cost of the Company's basic products. Although the Company has not experienced any significant price increases to date as a result of changes in foreign currency rates, there can be no assurance that, in the future, changes in foreign currency rates will not affect the cost of its foreign purchased components and sub-assemblies. See Item 1 "Description of Business - Manufacturing."

         The Company's foreign sales are denominated in U.S. dollars and the Company does not incur any foreign currency risks; however, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to foreign customers, which would result in a reduction in foreign sales or the profitability of any of such sales.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing comparability of earnings per share data on an international basis. The pronouncement is effective for periods ending after December 15, 1997 and is not expected to have a material impact on the Company's financial statements.

         In October 1995, the FASB issued SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation". SFAS No. 123 introduces a fair-value based method of accounting for stock-based compensation, and encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on their estimated fair market value on the date of grant. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company will not adopt the new fair value accounting rules provided under SFAS No. 123, except for the fair value of options granted to consultants as required under the provisions of SFAS No. 123. As a result, SFAS No. 123 will not have any effect on the Company's
financial  statements,   except  for  the  fair  value  of  options  granted  to
consultants.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------
                                                                      PAGE
                                                                      ----
TABLE OF CONTENTS
-----------------

Report of Independent Accountants                                     28

Balance Sheets as of February 28, 1997 and February 29, 1996          29

Statements of Operations for the years ended
  February 28, 1997, February 29, 1996 and February 28, 1995          30

Statements of Shareholders' Equity for the years ended
  February 28, 1997, February 29, 1996 and February 28, 1995          31

Statements of Cash Flows for the years ended
  February 28, 1997, February 29, 1996 and February 28, 1995          32

Notes to Financial Statements                                         33

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of C-Phone Corporation:


We have audited the accompanying balance sheets of C-Phone Corporation as of February 28, 1997 and February 29, 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-Phone Corporation as of February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.




Coopers & Lybrand L.L.P.

Raleigh, North Carolina
May 8, 1997

                               C-PHONE CORPORATION

                                 BALANCE SHEETS

                     FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                     ASSETS                                            1997                    1996
                                                                                       ----                    ----

Current assets:
  Cash and cash equivalents                                                            $  1,398,049            $  1,852,820
  Short-term investments                                                                         --               2,426,403
  Accounts receivable, net of allowance for doubtful
    accounts of $120,000 and $170,000 at February
    28, 1997 and February 29, 1996, respectively                                            422,042                 398,004
  Inventories                                                                             1,341,931               1,061,496
  Prepaid expenses and other current assets                                                  82,066                 123,915
                                                                                -------------------     -------------------
          Total current assets                                                            3,244,088               5,862,638

Property and equipment, net                                                                 251,913                 308,248
                                                                                -------------------     -------------------

Other assets                                                                                154,246                  67,320
                                                                                -------------------     -------------------

          Total assets                                                                 $  3,650,247            $  6,238,206
                                                                                ===================     ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                              $    587,877           $     289,362
  Accrued expenses                                                                          325,938                 222,998
  Current obligations under capital leases                                                   11,507                  16,103
                                                                                -------------------     -------------------
          Total current liabilities                                                         925,322                 528,463

Long-term obligations under capital leases                                                       --                  11,507
                                                                                -------------------     -------------------
          Total liabilities                                                                 925,322                 539,970
                                                                                -------------------     -------------------

Commitments and Contingencies (Notes 12 and 14)

Shareholders' equity:
  Common stock,  $.01 par value;  10,000,000  shares  authorized;
  4,355,393 and 4,347,293 shares issued and outstanding at February
  28, 1997 and February 29, 1996, respectively                                               43,554                  43,473
  Paid-in capital                                                                        13,530,208              13,495,376
  Accumulated deficit                                                                   (10,848,837)             (7,840,613)
                                                                                -------------------     -------------------
          Total shareholders' equity                                                      2,724,925               5,698,236
                                                                                -------------------     -------------------

          Total liabilities and shareholders' equity                                   $  3,650,247            $  6,238,206
                                                                                ===================     ===================

    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION

                            STATEMENTS OF OPERATIONS

                     FOR THE YEARS ENDED FEBRUARY 28, 1997,
                     FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                                                      1997                 1996                   1995
                                                                      ----                 ----                   ----

Net sales                                                          $ 1,890,213         $  1,786,115          $    945,035
Software development and
  other revenue                                                        152,665                   --                    --
                                                             -----------------    -----------------    ------------------

     Total revenue                                                   2,042,878            1,786,115               945,035
                                                             -----------------    -----------------    ------------------

Cost of goods sold                                                   1,629,287            1,556,353             1,110,642
Cost of software development and
  other revenue                                                         81,079                   --                    --
                                                             -----------------    -----------------    ------------------

     Total cost of revenue                                           1,710,366            1,556,353             1,110,642
                                                             -----------------    -----------------    ------------------

     Gross profit (loss)                                               332,512              229,762              (165,607)
                                                             -----------------    -----------------    ------------------

Operating expenses:
  Selling, general and administrative                                2,454,337            3,662,679             1,649,336
  Research, development and engineering                              1,016,293            1,102,737               814,413
                                                             -----------------    -----------------    ------------------

     Total operating expenses                                        3,470,630            4,765,416             2,463,749
                                                             -----------------    -----------------    ------------------

     Operating loss                                                 (3,138,118)          (4,535,654)           (2,629,356)

Interest expense (including amortization
  of original issue discount and deferred
  financing costs totalling $1,043,050
  in 1995) (Note 6)                                                     (2,511)              (4,614)           (1,116,237)

Interest income                                                        132,405              378,932               275,068
                                                             -----------------    -----------------    ------------------

     Net loss                                                      $(3,008,224)         $(4,161,336)          $(3,470,525)
                                                             =================    =================    ==================

Per-share data:
     Net loss per share                                            $     (0.69)         $     (0.96)          $     (1.03)
                                                             =================    =================    ==================

Weighted average number of common
  shares and common share
  equivalents outstanding                                            4,347,968            4,347,293             3,366,497
                                                             =================    =================    ==================

    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION

                       STAT MENTS OF SHAREHOLDERS' EQUITY

                     FOR THE YEARS ENDED FEBRUARY 28, 1997,
                     FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                                                                                                           TOTAL
                                                          COMMON STOCK                               ACCUMULATED       SHAREHOLDERS'
                                                    SHARES         AMOUNT        PAID-IN CAPITAL       DEFICIT            EQUITY
                                                    ------         ------        ---------------     -----------       -------------

Balance, February 28, 1994                          2,185,559      $ 21,856        $   501,605      $  (208,752)        $   314,709

Issuance of common stock as
  part of bridge financing, net
  of placement costs of $124,036                      146,281         1,463            617,704                              619,167

Issuance of common stock as a
  result of initial public offering                 2,000,000        20,000         12,268,051                           12,288,051

Issuance of additional  shares of
  common stock as a part of the
  bridge financing due to the
  initial public offering price
  per share                                            15,504           155            108,373                              108,528

Purchase of fractional shares                             (51)           (1)              (357)                                (358)

Net loss                                                                                             (3,470,525)         (3,470,525)
                                      -----------------------   -----------   ----------------   ---------------    ---------------

Balance, February 28, 1995                          4,347,293        43,473         13,495,376       (3,679,277)          9,859,572

Net loss                                                                                             (4,161,336)         (4,161,336)
                                      -----------------------   -----------   ----------------   ---------------    ---------------

Balance, February 29, 1996                          4,347,293        43,473         13,495,376       (7,840,613)          5,698,236

Exercise of employee stock
  options                                               8,100            81             25,232                               25,313

Expense of stock options
  granted to consultant                                                                  9,600                                9,600

Net loss                                                                                             (3,008,224)         (3,008,224)
                                      -----------------------   -----------   ----------------   ---------------    ---------------

Balance, February 28, 1997                          4,355,393      $ 43,554       $ 13,530,208    $ (10,848,837)        $ 2,724,925
                                      =======================   ===========   ================   ===============    ===============

    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION

                            STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED FEBRUARY 28, 1997,
                     FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                                                      1997            1996             1995
                                                                      ----            ----             ----
Cash flows from operating activities:
  Net loss                                                       $ (3,008,224)   $ (4,161,336)   $ (3,470,525)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                   134,202         182,803         191,282
      Amortization of deferred financing costs and
        original issue discount                                          --              --         1,043,050
      Provision for inventory obsolescence                               --            70,227          97,491
      Provision for doubtful accounts                                  90,831         164,554          54,856
      Compensation expense of stock options                             9,600            --              --
      Changes in operating assets and liabilities:
        Restricted cash                                                  --              --            18,625
        Accounts receivable                                          (114,879)       (391,124)        (99,534)
        Inventories                                                  (280,435)       (535,997)       (178,065)
        Customer deposits                                                --              --           (31,880)
        Prepaid expenses and other current assets                      41,849         145,740        (253,730)
        Other assets                                                  (86,926)        (64,318)          9,472
        Accounts payable                                              298,515        (191,229)       (346,567)
        Accrued expenses                                              102,940          42,249         159,011
        Income taxes payable                                             --              --           233,283
                                                                 ------------    ------------    ------------
          Net cash used in operating activities                    (2,812,517)     (4,738,431)     (2,573,231)
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
  Equipment purchases                                                 (77,867)        (92,334)       (325,789)
  Purchases of short-term investments                              (1,647,371)     (8,319,464)     (7,775,522)
  Maturities of short-term investments                              4,073,774       9,763,943       3,904,640
  Repayment of note receivable from shareholders                         --              --            71,463
                                                                 ------------    ------------    ------------
          Net cash provided by (used in) investing activities       2,348,536       1,352,145      (4,125,208)
                                                                 ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                              25,313            --              --
  Proceeds from debt and equity private placement                        --              --         1,583,395
  Proceeds from public issuance of common stock                          --              --        12,288,051
  Payment of note payable, bank                                          --              --           (41,671)
  Payment of note payable, debt private placement                        --              --        (1,898,750)
  Payment of capital lease obligations                                (16,103)        (21,999)        (27,408)
  Payments of note payable to shareholder                                --              --           (90,590)
  Purchase of fractional shares of common stock                          --              --              (358)
  Proceeds from prepayment of private placement fees                     --              --            59,415
                                                                 ------------    ------------    ------------
          Net cash provided by (used in) financing activities           9,210         (21,999)     11,872,084
                                                                 ------------    ------------    ------------

          Net increase (decrease) in cash and cash equivalents       (454,771)     (3,408,285)      5,173,645

Cash and cash equivalents, beginning of year                        1,852,820       5,261,105          87,460
                                                                 ------------    ------------    ------------

Cash and cash equivalents, end of year                           $  1,398,049    $  1,852,820    $  5,261,105
                                                                 ============    ============    ============

Supplemental disclosure of cash flow information:

  Interest paid                                                  $      2,511    $      4,614    $     73,187
                                                                 ============    ============    ============

  Income taxes paid                                              $       --      $       --      $       --
                                                                 ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

1.      NATURE OF BUSINESS

        C-Phone Corporation (the "Company") was incorporated in the State of New York on March 28, 1986. The Company has been primarily engaged in the engineering, manufacturing and marketing of C-Phone, a line of PC-based video conferencing systems. During the year ended February 28, 1997, the Company has engaged in contractual software development related to its PC-based video conferencing systems. In addition, the Company has recently completed development of C-Phone Home(TM), a television "set-top" box video system which allows video telephone calls to be made over regular telephone lines using a standard television set. The Company phased out its data/fax modem product line during the year ended February 28, 1995.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
        -----------------------------------------------------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS
        -------------------------

        Cash and cash equivalents includes all cash balances and highly liquid investments with a maturity of three months or less from the date of purchase.

        SHORT-TERM INVESTMENTS
        ----------------------

        Short-term investments include highly liquid investments with a maturity of more than three months and not more than one year from the date of purchase.

        CONCENTRATION OF CREDIT RISK
        ----------------------------

        Concentrations of credit risk that arise from financial instruments exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

        Significant customers and concentrations of credit risk are discussed in
        Note 13. As discussed in Note 3, the Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

        FAIR VALUE OF FINANCIAL INSTRUMENTS
        -----------------------------------

        The carrying value of the Company's financial instruments, which consist of cash and cash equivalents at February 28, 1997 and February 29, 1996 and short-term investments at February 29, 1996, approximates the fair value because of the short maturities of these instruments.

        INVENTORIES
        -----------

        Inventories are valued at the lower of cost or market on a first-in, first-out basis.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

        PROPERTY AND EQUIPMENT
        ----------------------

        Property and equipment is stated at cost and is depreciated, including equipment under capital leases, by the double-declining-balance method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the estimated useful life of the asset. Major tooling costs are capitalized and amortized over the expected life of the tooling or the expected life of the related product, whichever is less. Expenditures for minor tooling, maintenance and repairs are charged to expense as incurred.

        Significant expenditures for betterments and renewals are capitalized. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition, and any gain or loss is reflected in operations.

        The Company assesses the impairment of its long-lived assets, including property, plant and equipment, whenever economic events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Long-lived assets are considered to be impaired when the sum of the expected future operating cash flows, undiscounted and without interest charges, is less than the carrying values of the related assets.

        INCOME TAXES
        ------------

        The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". SFAS No. 109 requires that all deferred tax asset and liability balances be determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of depreciation, allowance for doubtful accounts receivable and inventory valuation reserves.

        REVENUE RECOGNITION
        -------------------

        Product revenues are recognized when the product is shipped, collection of the purchase price is probable and the Company has no significant further obligation to the customer. Software development revenue is recognized under the completed contract method when the software development is completed or substantially completed. Costs of remaining insignificant Company obligations, if any, are accrued as costs of revenue at the time of revenue recognition.

        WARRANTY
        --------

        The Company generally provides a one-year warranty on its products. Estimated warranty expenses are accrued and charged to cost of goods sold when the related revenues are recognized.

        RESEARCH AND DEVELOPMENT COSTS
        ------------------------------

        Research and development expenditures are charged to expense in the year incurred.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

        DEFERRED FINANCING COSTS AND ORIGINAL ISSUE DISCOUNT
        ----------------------------------------------------

        In March 1994, the Company completed a private placement of the Company's common stock and extendable one-year promissory notes (Note
        6). The portion of the costs of the private placement related to the promissory notes and the original issue discount related to the issuance of common stock were amortized over the term of the notes. As the notes were repaid on August 26, 1994 in conjunction with the Company's initial public offering of stock (Note 7), all of the deferred finance costs and original issue discount were amortized during the year ended February 28, 1995 ("Fiscal 1995").

        NET LOSS PER SHARE
        ------------------

        Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the year adjusted for the August 1994 stock split of one additional share for each 30 shares of common stock. Common stock options and warrants are not included for the years ended February 28, 1997 ("Fiscal 1997") and February 29, 1996 ("Fiscal 1996") as they would be anti-dilutive.

        Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock options and warrants issued during the twelve months immediately preceding the initial filing date of the public offering have been included in the calculations as if they were outstanding for all periods presented (using the Treasury Stock Method and the initial public offering price).

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share". SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing comparability of earnings per share data on an international basis. This pronouncement is effective for periods ending after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

        ACCOUNTING FOR STOCK OPTIONS
        ----------------------------

         As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation", the Company applies Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the 1994 Stock Option Plan (the "Plan"). Accordingly, no compensation cost has been recognized for options granted under the Plan except for $9,600 related to the fair value of services received in exchange for options granted to a consultant. However, the Company has disclosed in Note 9 the pro forma effects had compensation cost been determined based on the fair value of the options at the grant date.

        RECLASSIFICATIONS
        -----------------

        Certain amounts in the Fiscal 1996 and Fiscal 1995 financial statements have been reclassified to conform to the Fiscal 1997 presentation, which had no effect on previously reported net loss or shareholders' equity.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------


3.      CASH AND SHORT-TERM INVESTMENTS

        The Company places a portion of its cash and cash equivalents with various financial institutions. At times, such cash and cash equivalents may be in excess of the FDIC insurance limits. At February 28, 1997, the Company's cash equivalents consisted primarily of discount notes issued by the United States Treasury or United States government agencies. These investments all mature in less than 90 days from the date of purchase and it is the Company's intention to hold them until maturity. The aggregate fair value of these investments approximated the amortized cost at February 28, 1997.

4.      INVENTORIES

        Inventories consist of the following at February 28, 1997 and February 29, 1996:

                                                                              1997                         1996
                                                                              ----                         ----

        Raw materials                                                   $  985,914                  $   765,784
        Work in process                                                    304,839                      162,127
        Finished goods                                                      51,178                      133,585
                                                              --------------------         --------------------

                                                                        $1,341,931                   $1,061,496
                                                              ====================         ====================

        All of the above inventories are C-Phone related. All data/fax modem inventory was liquidated, written off, or fully reserved in Fiscal 1995.

5.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at February 28, 1997 and February 29, 1996:

                                                                     1997                      1996
                                                                     ----                      ----

        Machinery and equipment                                       $  965,711                $  897,448
        Furniture and fixtures                                            49,084                    45,851
        Leasehold improvements                                            71,895                    69,743
                                                              ------------------        ------------------

                                                                       1,086,690                 1,013,042
        Less accumulated depreciation
          and amortization                                               834,777                   704,794
                                                              ------------------        ------------------

                                                                      $  251,913                $  308,248
                                                              ==================        ==================

         Depreciation and amortization expense was $134,202, $182,803 and $191,282 for Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively.

6.      BRIDGE FINANCING

        In March 1994, the Company issued 38 units (the "Units") of extendable one-year promissory notes and common stock in a private placement (the "Bridge Financing"). Each unit consisted of a $50,000 extendable one-year 7% promissory note ("7% Notes") with interest payable at maturity and 3,875

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

6.      BRIDGE FINANCING   (Continued)

        shares of common stock, which was subject to adjustment depending upon the terms of certain additional financing. The Company received $1,583,395 in cash from the Bridge Financing, net of $316,605 in expenses. In August 1994, the Company repurchased one-quarter (1/4) of one Unit for $11,250. The 7% Notes were collateralized by substantially all of the Company's assets and restricted the payment of dividends and the incurrence of additional indebtedness.

        As required under their terms, the 7% Notes were repaid on August 26, 1994 after completion of the Company's initial public offering (Note 7). At that time, the number of shares of common stock included in each Unit was adjusted to 4,286 shares to provide for a value of $30,000, based upon the initial public offering price of $7.00 per share of common stock.

        The original issue discount on the 7% Notes of $743,203, representing the value assigned by management to the shares of common stock issued with each Unit, and deferred financing fees of $191,319, net of $124,036 of expenses related to the issuance of the common stock, totaling $934,522, was amortized over the term of the 7% Notes. Upon the repayment of the 7% Notes, an additional $108,528 of original issue discount was expensed, based upon the value of the additional shares issued to the Unit holders as a result of the initial public offering.

7.      INITIAL PUBLIC OFFERING

        On August 26, 1994, the Company completed the sale of 2,000,000 shares of common stock at an initial offering price of $7.00 per share, resulting in net proceeds to the Company of $12,288,051 after expenses of the offering totalling $1,711,949. The Company used $1,946,923 of the proceeds to repay principal ($1,887,500) of, and accrued interest ($59,423) on, the 7% Notes (Note 6).

8.      SHAREHOLDERS' EQUITY

        In August 1994, the Company effected a stock split of one additional share for each 30 shares of common stock. All numbers of shares of common stock and the per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the aforementioned stock splits.

        In connection with the initial public offering, the Company granted to the managing underwriter warrants to purchase 200,000 shares of common stock at $8.40 per share. The warrants may be exercised at any time until expiration on August 18, 1999.

        During Fiscal 1997, the Company granted to a consultant a five-year option to purchase 25,000 shares of common stock at a price of $3.375 per share (the market price of the common stock on the date of grant). The right to exercise certain of the shares subject to the option may be forfeited if the Company terminates the consultant during the first six months of a one-year consulting agreement. The option was granted in partial payment for services to be rendered by the consultant under the agreement, which services the Company has valued at $38,400. During Fiscal 1997, $9,600 of this amount was expensed and, as a result, paid-in capital was increased by such amount.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------


9.      STOCK OPTION PLAN

        In connection with the initial public offering, the Board of Directors of the Company, subject to shareholder approval, adopted the Plan, which provides for the grant of options to officers, directors, employees and consultants. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. In addition, the Plan provided for a one-time grant to each outside director of non-qualified options to purchase 5,000 shares of common stock when such a director initially joins the Board. The Board of Directors has granted additional non-qualified options to the outside directors as part of their annual compensation.

        The maximum number of shares of common stock with respect to which options may be granted under the Plan is 500,000 shares. Options generally vest over a period of three years. The maximum term of an option is ten years. The Plan will terminate in August 2004, though options granted prior to termination may expire after that date.

        Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, excluding the grant to the consultant discussed in Note 8 above, consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                1997                            1996
                                     ---------------------------       ----------------------
                                         AS             PRO               AS             PRO
                                      REPORTED         FORMA           REPORTED         FORMA
                                      --------         -----           --------         -----

        Net loss (in thousands)        $3,008         $3,108            $4,161         $4,191
        Net loss per share             $ 0.69         $ 0.71            $ 0.96         $ 0.96


        The fair value of each option grant is estimated on the date of grant using the Black Scholes option- pricing method with the following weighted average assumptions used for grants. The weighted average fair value of options granted during Fiscal 1997 and Fiscal 1996 was $2.85 and $3.51 per share, respectively.

                                          1997                       1996
                                          ----                       ----
        Dividend yield                      0%                         0%
        Expected volatility             138.8%                      43.3%
        Risk-free interest rate          6.25%                      6.25%
        Expected lives, in years            5                          5

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

9.      STOCK OPTION PLAN   (Continued)

        A summary of the status of the Plan at February 28, 1997 and February 29, 1996 and the changes during the years then ended is presented below:

                                                          1997                                    1996
                                            ---------------------------------        ------------------------------
                                                                   WEIGHTED                               WEIGHTED
                                               SHARES               AVERAGE              SHARES           AVERAGE
                                             UNDERLYING            EXERCISE            UNDERLYING         EXERCISE
                                               OPTIONS               PRICE              OPTIONS            PRICE
                                            -------------         -----------        -------------      -----------

        Outstanding at beginning of year          116,500             $7.34                106,950          $7.13
        Granted                                   189,150              3.18                 47,050           7.45
        Exercised                                  (8,100)             3.13                      0            --
        Forfeited                                 (22,350)             6.39                (37,500)          7.03
                                            -------------                            -------------

        Outstanding at end of year                275,200             $4.66                116,500          $7.34
                                            =============         =========          =============      =========

        Exercisable at end of year                 85,967             $6.01                 30,583          $7.21
                                            =============         =========          =============      =========

        The following table summarizes information about stock options under the Plan at February 28, 1997:

                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      ----------------------------------------------------   -----------------------------------

                                              WEIGHTED
                                              AVERAGE          WEIGHTED                             WEIGHTED
                                             REMAINING          AVERAGE                              AVERAGE
     RANGE OF              NUMBER           CONTRACTUAL        EXERCISE           NUMBER            EXERCISE
  EXERCISE PRICE         OUTSTANDING            LIFE             PRICE          EXERCISABLE           PRICE
-------------------   -----------------  ------------------  -------------   -----------------   ---------------

$2.38 - $3.38              170,900            4.6 years          $3.07            26,100              $3.18
$6.75 - $7.50              104,300            2.9 years          $7.23            59,867              $7.23
                      -----------------                                      ----------------

                           275,200                                                85,967
                      =================                                      ================


10.     RELATED  PARTY  TRANSACTIONS

        In September 1994, the Company repaid a note payable to a shareholder. The note was a demand note with interest at a rate of 8% per annum. In connection with this note, the Company recognized interest expense of approximately $3,700 in Fiscal 1995.

        In March 1994, the Company received a repayment in full of a loan made in February 1993 to two of its executive officers, who are also directors of the Company, in the original principal amount of $126,575. Interest on the outstanding balance accrued at a rate of 8% per annum and was collateralized by the shareholders' common stock in the Company. The Company recognized interest income of $132 during Fiscal 1995 on this loan.

        The Company leases its office, manufacturing and warehouse space from two of its executive officers who also are directors of the Company (Note 12).

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------


11.     OBLIGATIONS UNDER CAPITAL  LEASES

        The Company leases certain manufacturing equipment, with an aggregate cost of $68,674 and accumulated depreciation of $66,413 at February 28, 1997 and an aggregate cost of $76,008 and accumulated depreciation of $65,559 at February 29, 1996.

        Obligations under the capital leases consist of the following at February 28, 1997 and February 29, 1996:

                                                             1997                      1996
                                                             ----                      ----

Capital leases payable in monthly  installments of
  $1,506 and $1,682 for Fiscal 1997 and 1996,
  respectively, including interest, collateralized
  by manufacturing equipment having a net book
  value of $2,261 at February 28, 1997 and $10,449
  at February 29, 1996                                         $11,507                   $27,610
Less current maturities                                         11,507                    16,103
                                                      ------------------        ------------------

                                                               $   --                    $11,507
                                                      ==================        ==================

        The following is a schedule of future minimum lease payments under the capital lease at February 28, 1997:

        Fiscal year ending February 28, 1998                          $12,046

        Less amounts representing interest                                539
                                                              -----------------

        Present value of future minimum lease payments                $11,507
                                                              =================


12.     COMMITMENTS

         The Company leases office, manufacturing and warehouse space totaling approximately 14,420 square feet from two of its executive officers who also are directors of the Company. The initial term of the lease was for three years commencing on May 1, 1993 with monthly rental payments of $5,000. The Company exercised its option to renew for a three year period ending April 30, 1999 and, according to the terms of the option, the monthly rental payments were increased beginning May 1, 1996 to $6,280. Under the lease, the Company is required to pay all real estate taxes and maintenance costs, and maintain property and liability insurance on the leased property.

        The Company, at its option, may extend the lease term to April 2002 by exercising the remaining three-year renewal option and, in that event, the monthly rental payment would be adjusted to the then current market rate, as defined, of similar space at the time of renewal.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

12.     COMMITMENTS   (Continued)

        The  future  minimum   aggregate  lease  payments  under   noncancelable
        operating leases are as follows at February 28, 1997:

        FISCAL YEAR ENDING FEBRUARY 28,

        1998                                                         $  75,360
        1999                                                            75,360
        2000                                                            12,560
                                                               -----------------

                                                                      $163,280
                                                               =================

        Rent expense was $72,800, $60,000 and $60,000 in Fiscal 1997, Fiscal 1996, and Fiscal 1995, respectively.

13.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        At February 28, 1997 and February 29, 1996, the Company had outstanding trade accounts receivable from 33 and 51 customers, respectively. The Company monitors the granting of credit to all its customers and, generally, no collateral is required.

        In each of Fiscal 1997, Fiscal 1996 and Fiscal 1995, there were net revenues from two major customers that exceeded 10% of total net revenues. Net revenues from these customers were as follows:

                                                 NET REVENUES
                        -------------------------------------------------------------

                               1997                  1996                  1995
                               ----                  ----                  ----

        Customer A                     --                     --            $ 402,802
        Customer B              $  31,678              $ 187,119              108,980
        Customer C                291,710                     --                   --
        Customer D                  5,864                184,063                   --
        Customer E                211,224                 58,325                   --
                        -----------------     ------------------    -----------------

                                $ 540,476              $ 429,507            $ 511,782
                        =================     ==================    =================

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------


13.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK   (Continued)

        Accounts receivable from these customers were as follows at February 28, 1997 and February 29, 1996:

                                           ACCOUNTS RECEIVABLE
                            --------------------------------------------

                                   1997                       1996
                                   ----                       ----

        Customer A                          --                        --
        Customer B                     $17,417                 $  57,375
        Customer C                      30,066                        --
        Customer D                          --                    63,769
        Customer E                      51,938                    22,670
                            ------------------         -----------------

                                       $99,421                  $143,814
                            ==================         =================



        Customer A in the tables above was a purchaser of the Company's data/fax modems, which product line was phased out during Fiscal 1995. Customers B, C, D and E are purchasers of the Company's C-Phone product line.

        Sales to customers located outside of North America, principally Europe, comprised approximately $294,000, $103,000 and $556,000 of net revenues during Fiscal 1997, 1996 and 1995, respectively. The Company's sales of C-Phone related products during Fiscal 1995 were $245,206 in North America and $92,915 in Europe. All sales in Fiscal 1996 and Fiscal 1997 were sales of C-Phone related products.

14.     CONTINGENCIES

        The Company is involved in various legal proceedings which are incidental to the conduct of its business. Although the final resolution of these matters cannot be determined, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

15.     INCOME TAXES

        The components of the net deferred tax asset were as follows at February 28, 1997 and February 29, 1996:

                                                              1997                     1996
                                                     ------------------         ---------------

        Net operating loss carryforwards                    $ 4,034,541            $  2,885,553
        Alternative minimum tax credit carryforwards              5,924                   5,924
        Allowance for doubtful accounts                          46,938                  66,496
        Research and development tax credit                     118,550                 102,186
        Other                                                   164,302                  97,870
        Valuation allowance                                  (4,370,255)             (3,158,029)
                                                     ------------------         ---------------

        Net deferred tax asset                              $        --            $         --
                                                     ==================         ===============

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------


15.     INCOME TAXES   (Continued)

        The Company provides a valuation allowance for deferred tax assets that are not expected to be realized. Due to the recent net losses incurred by the Company, a valuation allowance has been established for all deferred tax assets.

        Reconciliation of differences between the statutory U.S. Federal income tax rate and the Company's effective tax rate follows:


                                                                1997                  1996                1995
                                                          -------------         -------------        -----------

        Federal statutory income tax rate                         (34)%                (34)%               (34)%
        State income taxes, net of federal benefit                 (5)                  (7)                 (2)
        Valuation allowance increase                               39                   41                  37
        Research and development tax credit                        --                   --                  (1)
                                                          -------------         -------------        -----------

                                                                   0%                    0%                  0%
                                                          =============         =============        ===========


        The net operating loss carryforwards for Federal tax purposes as of February 28, 1997 are estimated to be $10,233,000. The net economic loss carryforwards for state tax purposes as of February 28, 1997 are estimated to be $10,482,000. The Federal net operating loss carryforwards expire in 2009 through 2012 and the state net economic loss carryforwards expire in 1999 through 2002. The equity transactions in Fiscal 1995 (Notes 6 and 7) resulted in a change in ownership which limits the utilization of $1,658,436 of the Company's Federal net operating loss carryforwards to an annual amount determined under
        Section 382 of the Internal Revenue Code of 1986, as amended. As the Company incurred losses during Fiscal 1995, Fiscal 1996, and Fiscal 1997, the unused annual limitations for such periods will be added to the annual limitation for Fiscal 1998.

16.     SUBSEQUENT EVENT

        During the week of March 31, 1997, the Company completed a private placement (the "1997 Placement"), through Josephthal Lyon & Ross Incorporated ("JLR"), as the placement agent, pursuant to which the Company issued an aggregate of 833,667 shares of common stock (the "Original Shares") to the participants (the "Investors") in the 1997 Placement. Accompanying each of the Original Shares was the right, under certain circumstances, to receive additional shares of common stock in accordance with the terms of a "contingent value right" (the "Rights"). The Company sold the Original Shares and Rights at a price of $6.00 per Original Share and received net proceeds of approximately $4,370,000 (net of fees and expenses of approximately $632,000).

        The Rights are automatically exercised at the time, and from time to time as, the Original Shares are first publicly sold through a broker dealer after the effective date (the "Effective Date") of the Registration Statement on Form S-3 filed by the Company with the Securities and Exchange Commission on April 16, 1997 covering the
        Original Shares and the maximum number of shares of common stock issuable upon exercise of the Rights, and expire one year after the Effective Date. The terms of the Rights provide that, upon the first such sale of any Original Shares at a price of less than $8.00 per share, the seller of the Original Shares will automatically receive, for each such Original

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

 16.    SUBSEQUENT EVENT   (Continued)

        Share sold, and without the payment of any additional consideration, such additional number of shares of common stock as equals (i) $8.00 divided by the Adjusted Price, minus (ii) one; where the Adjusted Price will equal the greater of (x) the average closing bid price per share of common stock on The Nasdaq National Market for the ten trading days immediately preceding the date of sale of the Original Shares, or (y) $2.00.

        In consideration for JLR's services as placement agent in the 1997 Placement, the Company (i) paid JLR a fee of $450,180 (or 9% of the gross proceeds received by the Company in the 1997 Placement), (ii) agreed to reimburse JLR for its out-of-pocket expenses (not to exceed $25,000), and (iii) issued to an affiliate of JLR, warrants (the "1997 Warrants") to acquire an aggregate of 150,000 shares of common stock at an exercise price of $9.60 per share (120% of the closing bid price for the common stock on The Nasdaq National Market on the trading day immediately prior to the first closing of the 1997 Placement). The 1997 Warrants expire 90 days after the Effective Date. The shares of common stock issuable upon exercise of the 1994 Warrants and the 1997 Warrants have been included in the Registration Statement.

        The pro forma balances as of February 28, 1997, assuming the 1997 Placement had been completed as of such date, would have reflected an increase in cash and cash equivalents and shareholders' equity of $4,370,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------

         Coopers & Lybrand L.L.P., independent accountants, currently is, and for more than the Company's last two fiscal years has been, the Company's independent auditors. Since the beginning of such two fiscal year period, (i) Coopers & Lybrand L.L.P. has not expressed reliance, in its audit report, on the audit services of any other accounting firm, and (ii) there have been no reported disagreements between the Company and Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         ------------------------------------------------------------

         The information required for this Item 9 is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934 ("Regulation 14A") within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

         The information required for this Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

         The information required for this Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         The information required for this Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

(a)  EXHIBITS.
     --------

   3.    Articles of incorporation and by-laws.

         3(i)     (a)      Restated Certificate of Incorporation of the Company,
                           as filed with the Secretary of State of the State of New York on February 24, 1994(1)

                  (b)      Certificate    of   Amendment   to   Certificate   of
                           Incorporation, as filed with the Secretary of State of the State of New York on August 9, 1996(5)

         3(ii)    By-laws of the Company, as currently in effect(1)

   4.    Instruments   defining  the  rights  of  security  holders,   including
         indentures.

         4.1      Form of certificate representing shares of the Common Stock(2)

         4.2 Warrant Agreement, dated August 20, 1994, between the Company and Josephthal Lyon & Ross Incorporated and form of Warrant Certificate(2)

         4.3 Placement Agent Warrant Agreement, dated March 31, 1997, between the Company and Josephthal Lyon & Ross Incorporated and form of Warrant Certificate(6)

   9.    Voting trust agreement and amendments - None.

  10.    Material contracts.

         10.1     (a)      Lease,  dated May 1, 1993,  between  the  Company and
                           Daniel Flohr and Tina Jacobs(1)

                  (b) Addendum, dated as of May 1, 1996, to Indenture of Lease, between the Company and Daniel Flohr and Tina Jacobs(4)

         10.2     (a)      Employment  Agreement,  dated as of  March  1,  1994,
                           between the Company and Daniel Flohr, as amended(3)

                  (b)      Amendment No. 2 to Employment Agreement,  dated as of
                           March  1,  1996,   between  the  Company  and  Daniel
                           Flohr(4)

         10.3     (a)      Employment  Agreement,  dated as of  March  1,  1994,
                           between the Company and Tina Jacobs, as amended(3)

                  (b) Amendment No. 2 to Employment Agreement, dated as of March 1, 1996, between the Company and Tina Jacobs(4)

         10.4 Employment Agreement, dated as of December 30, 1993, between the Company and Stuart Ross(1)

         10.5 Employment Agreement, dated as of August 15, 1996, between the Company and David DeSimone

         10.6 C-Phone Corporation Amended and Restated 1994 Stock Option Plan and form of Option Agreement(4)

         10.7 Exclusive Marketing and Distribution Agreement, dated as of October 1, 1995 between the Company and C-Phone Europe NV/SA, as amended(4)

         10.8     Standard Form of Reseller Agreement(4)

         10.9     (a)      Placement  Agent  Agreement,  dated  March 31,  1997,
                           between  the  Company  and  Josephthal  Lyon  &  Ross
                           Incorporated(6)

                  (b) Form of Securities Purchase Agreement, dated March 31, 1997, between the Company and each subscriber party thereto, with terms of Contingent Value Rights granted thereby attached thereto(6)

                  (c) Form of Registration Rights Agreement, dated March 31, 1997, between the Company and each subscriber party thereto(6)

                  (d) Stock Pledge Agreement, dated March 31, 1997, between Daniel Flohr and Josephthal Lyon & Ross Incorporated, as agent(6)

  11. Statement re computation of per share earnings - Not required since such computation can be clearly determined from the material contained in this report on Form 10-KSB.

  13. Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders, if incorporated by reference in the filing - Not applicable.

  16.    Letter on change in certifying accountant - Not applicable.

  18.    Letter on change in accounting principles - Not applicable.

  21.    Subsidiaries of the small business issuer - None.

  22. Published report regarding matters submitted to vote of security holders - Not applicable.

  23.    Consent of experts and counsel

         23.1     Consent of Coopers & Lybrand L.L.P.

  24.    Power of attorney - Not applicable.

  27.    Financial Data Schedule

  28. Information from reports furnished to state regulatory authorities - Not applicable.

  99.    Additional Exhibits -  Not applicable.

--------------------

  (1) Incorporated by reference to an Exhibit filed as part of the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement") (Registration No. 33-80280), filed on June 14, 1994.

  (2) Incorporated by reference to an Exhibit filed as part of Amendment No. 2 to the S-1 Registration Statement, filed on August 11, 1994.

  (3) Incorporated by reference to an Exhibit filed as part of Amendment No. 1 to the S-1 Registration Statement, filed on July 21, 1994.

  (4) Incorporated by reference to an Exhibit filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996.

  (5) Incorporated by reference to an Exhibit filed as part of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended August 30, 1996.

  (6) Incorporated by reference to an Exhibit filed as part of the Company's Current Report on Form 8-K, dated April 1, 1997.

(b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed by the Company during the fiscal quarter ended February 28, 1997; although a report on Form 8-K (responding to Item 5 - "Other Events") was filed by the Company in April 1997.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 1997

                               C-PHONE CORPORATION


                              By:  /s/ DANIEL P. FLOHR
                                  -----------------------------------
                                       Daniel P. Flohr, President and
                                       Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:
May 28, 1997                       /s/ DANIEL P. FLOHR
                                  -----------------------------------
                                       Daniel P. Flohr
                                       President, Chief Executive Officer and
                                       Director
                                      (Principal Executive Officer)


May 28, 1997                       /s/ TINA L. JACOBS
                                  -----------------------------------
                                       Tina L. Jacobs
                                       Director


May 28, 1997                       /s/ SEYMOUR L. GARTENBERG
                                  -----------------------------------
                                       Seymour L. Gartenberg
                                       Director


May 28, 1997                       /s/ E. HENRY MIZE
                                  -----------------------------------
                                       E. Henry Mize
                                       Director


May 28, 1997                       /s/ DONALD S. MCCOY
                                  -----------------------------------
                                       Donald S. McCoy
                                       Director


May 28, 1997                       /s/ STUART E. ROSS
                                  -----------------------------------
                                       Stuart E. Ross
                                       Director


May 28, 1997                       /s/ PAUL H. ALBRITTON
                                  -----------------------------------
                                       Paul H. Albritton
                                       Vice President and
                                       Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)