Form 10QSB
period 1997-05-31
C-PHONE CORP
filed 1997-07-15
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997


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


                             6714 NETHERLANDS DRIVE
                        WILMINGTON, NORTH CAROLINA 28405
                        --------------------------------
                    (Address of principal executive offices)

                                 (910) 395-6100
                                 --------------
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject  to such  filing  requirements  for the  past 90  days.
Yes __X__     No_____.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,203,356 shares of common stock as of JULY 10, 1997.

         Transitional Small Business Disclosure Form      Yes_____    No __X__

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX



                                                                  PAGE NUMBER
                                                                  -----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of February 28, 1997
         and May 31, 1997 (unaudited)                                  3

         Statements of Operations for the three
         months ended May 31, 1996 and 1997
         (unaudited)                                                   4

         Statements of Cash Flows for the three
         months ended May 31, 1996 and 1997
         (unaudited)                                                   5

         Notes to Unaudited Financial Statements                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                             8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                            14

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                               C-PHONE CORPORATION
                                 BALANCE SHEETS



                                                                  FEBRUARY 28, 1997                 MAY 31, 1997
                                                                  -----------------                 ------------
                                                                                                     (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                          $  1,398,049                  $  4,187,900
  Accounts receivable, net of allowance for
    doubtful accounts of $120,000 at February
    28, 1997 and $150,000 at May 31, 1997
    (unaudited)                                                           422,042                       466,195
  Inventories                                                           1,341,931                     1,137,584
  Prepaid expenses and other current assets                                82,066                       115,463
                                                                     ------------                  ------------
    Total current assets                                                3,244,088                     5,907,142

Property and equipment, net                                               251,913                       257,770

Other assets                                                              154,246                        65,571
                                                                     ------------                  ------------

    Total assets                                                     $  3,650,247                  $  6,230,483
                                                                     ============                  ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                            $    587,877                  $    692,719
  Accrued expenses                                                        325,938                       242,517
  Current obligations under capital leases                                 11,507                         7,302
                                                                     ------------                  ------------

    Total current liabilities                                             925,322                       942,538
                                                                     ------------                  ------------


Shareholders' equity:
  Common stock,  $.01 par value; 10,000,000
    shares  authorized;  4,355,393 and
    5,203,356 shares  issued and  outstanding
    at February 28, 1997 and May 31, 1997
    (unaudited)                                                            43,554                        52,034
  Paid-in capital                                                      13,530,208                    19,949,816
  Accumulated deficit                                                 (10,848,837)                  (12,713,905)
                                                                     ------------                  ------------
    Total shareholders' equity                                          2,724,925                     5,287,945
                                                                     ------------                  ------------

    Total liabilities and shareholders' equity                       $  3,650,247                  $  6,230,483
                                                                     ============                  ============



    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                 THREE MONTHS ENDED
                                                 ------------------
                                                       MAY 31,
                                                       -------


                                               1996                1997
                                               ----                ----

Net sales                                $   400,240         $   436,800

Cost of goods sold                           388,649             901,016
                                         -----------         -----------

Gross profit (loss)                           11,591            (464,216)
                                         -----------         -----------

Operating expenses:
  Selling, general
   and administrative                        661,940           1,162,212
  Research, development
   and engineering                           267,721             280,739
                                         -----------         -----------

Total operating expenses                     929,661           1,442,951
                                         -----------         -----------

Operating loss                              (918,070)         (1,907,167)

Interest expense                                (811)               (312)

Interest income                               47,756              42,411
                                         -----------         -----------

Net loss                                 $  (871,125)        $(1,865,068)
                                         ===========         ===========

Per-share data:
  Net loss per share                     $     (0.20)        $     (0.38)
                                         ===========         ===========

Weighted average number
 of common shares and
 common share equivalents
 outstanding                               4,347,293           4,918,908
                                         ===========         ===========



    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                 THREE MONTHS ENDED MAY 31,
                                                                 --------------------------
                                                                  1996                1997
                                                                  ----                ----
Cash flows from operating activities:
  Net loss                                                  $  (871,125)          $(1,865,068)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                              33,823                26,597
      Provision for doubtful accounts                            30,000                30,000
      Compensation expense of stock options                          --                 9,600
      Compensation expense of stock issued                           --                14,220
      Changes in operating assets and liabilities:
        Accounts receivable                                     (53,040)              (74,153)
        Inventories                                            (174,615)              204,347
        Prepaid expenses and other current assets                37,221               (33,397)
        Other assets                                             (3,633)               88,675
        Accounts payable                                         (2,791)              104,842
        Accrued expenses                                         11,129               (83,421)
                                                            -----------           -----------

          Net cash used in operating activities                (993,031)           (1,577,758)
                                                            -----------           -----------

Cash flows from investing activities:
  Equipment purchases                                           (44,609)              (32,454)
  Purchase of short term investments                           (887,428)                   --
  Maturities of short investments                               967,323                    --
                                                            -----------           -----------

          Net cash provided by (used in)
           investing activities                                  35,286               (32,454)
                                                            -----------           -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                            --                34,750
  Proceeds from private placement of
   common stock                                                      --             4,369,518
  Payment of capital lease obligations                           (4,233)               (4,205)
                                                            -----------           -----------


          Net cash (used in) provided by
           financing activities                                  (4,233)            4,400,063
                                                            -----------           -----------

          Net (decrease) increase in cash
           and cash equivalents                                (961,978)            2,789,851

Cash and cash equivalents, beginning of period                1,852,820             1,398,049
                                                            -----------           -----------

Cash and cash equivalents, end of period                    $   890,842           $ 4,187,900
                                                            ===========           ===========

Supplemental disclosure of cash flow information:

  Interest paid                                             $       811           $       312
                                                            ===========           ===========

  Income taxes paid                                         $        --           $        --
                                                            ===========           ===========


    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  MAY 31, 1997


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of C-Phone Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth therein. Operating results for the three months period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.

2.  STOCK OPTIONS

As of May 31, 1997, options for 291,710 shares of common stock were outstanding under the Company's 1994 Stock Option Plan (the "Plan") (46,250 of which are non-qualified options exercisable at prices which range from $3.00 to $7.00 per share, depending upon the date of grant, and 245,460 of which are incentive stock options exercisable at prices which range from $3.125 to $10.625 per share, depending upon the date of the grant), and options for 190,634 shares of common stock were available for future grants. Due to vesting provisions included in the options, only options representing 90,319 shares were exercisable as of May 31, 1997, of which 17,350 are exercisable at $3.125 per share, 6,250 are exercisable at $3.375 per share, 15,000 are exercisable at $7.00 per share, 32,720 are exercisable at $7.25 per share, and 18,999 are exercisable at $7.50 per share.

3.  WARRANTS AND CONTINGENT VALUE RIGHTS

During the week of March 31, 1997, the Company completed a private placement (the "1997 Placement"), through a placement agent, pursuant to which the Company issued an aggregate of 833,667 shares of common stock (the "Original Shares") to the participants (the "Investors") in the 1997 Placement and received net proceeds of approximately $4,370,000 (after payment, or accrual, of fees and expenses of approximately $632,000). Accompanying each of the Original Shares was the right, under certain circumstances, to receive additional shares of common stock in accordance with the terms of a "contingent value right" (the

"Rights"). The Rights, which expire June 25, 1998, are automatically exercised at the time, and from time to time as, the Original Shares are first publicly sold through a broker dealer. The terms of the Rights provide that, upon the first such sale of any Original Shares at a price of less than $8.00 per share, the seller of the Original Shares will automatically receive, for each such Original Share sold, and without the payment of any additional consideration, such additional number of shares of common stock as equals (i) $8.00 divided by the Adjusted Price, minus (ii) one; where the Adjusted Price will equal the greater of (x) the average closing bid price per share of common stock on The Nasdaq National Market for the ten trading days immediately preceding the date of sale of the Original Shares, or (y) $2.00. In connection with the 1997 Placement, the Company issued to an affiliate of the placement agent warrants, expiring September 23, 1997, to acquire an aggregate of 150,000 shares of common stock at an exercise price of $9.60 per share. In addition to the foregoing, as of May 31, 1997, the Company had outstanding warrants, expiring August 18, 1999, to acquire an aggregate of 200,000 shares of comon stock at an exercise price of $8.40 per share which were granted to the managing underwriter of the Company's 1994 initial public offering.

4.  NET LOSS PER SHARE

Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods. Common stock options and warrants, and contingent value rights are not included for the periods presented as they would be anti-dilutive.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified as such because the context of the statement usually will include words such as the Company "believes" or "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, sales, liquidity and capital resources, and accounting matters. The Company's actual results could differ materially from those expressed in, or implied by, the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Financial Condition" below and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997, as well as factors such as future economic conditions, acceptance by customers of the Company's products, changes in customer demand, legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs. The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of other unanticipated events.


Overview

                  Since 1993, the Company has been primarily engaged in the engineering, manufacturing and marketing of C-Phone(R), a line of PC-based video conferencing systems. During the year ended February 28, 1997 ("Fiscal 1997"), the Company commenced third-party contractual software development related to its PC-based video conferencing systems and substantially completed development of C-Phone Home(TM), a TV-based video phone.

                  In August 1994, the Company completed its initial public offering of 2,000,000 shares of its common stock (the "1994 Public Offering"), pursuant to which it received net proceeds of approximately $12,288,000, of which approximately $1,947,000 was used for the repayment of indebtedness and accrued interest thereon.

                  During the week of March 31, 1997, the Company completed a private placement (the "1997 Placement") of 833,667 shares of Common Stock, subject to the issuance, for no further consideration, of up to 2,500,001 additional shares of Common Stock, pursuant to which it received net proceeds of approximately $4,370,000. The Company expects to use such proceeds for sales and marketing of C-Phone Home, the continued development of additional C-Phone products and features and related products, for sales and marketing of C-Phone, and working capital, including funding anticipated increases in inventories and receivables.

                  The Company commenced operations in 1986 as a manufacturer of promotional radios and, in 1990, developed data/fax modems under the name "TWINCOM". In early 1993, because of continued price pressures, shrinking margins and for competitive reasons, the Company shifted its primary focus from modems to the development of C-Phone and, during the fiscal year ended February 28, 1995, the Company phased out its modem product line as it was no longer profitable. Since 1993, the Company has invested significant resources in product development, engineering and marketing activities for C-Phone and related products, and expects that such investments will continue in the foreseeable future. The Company began shipping its new C-Phone Home product in March 1997. C-Phone Home may be purchased on a stand-alone basis or, similar to the method by which most cellular telephones are sold, at a lower price when purchased with telecommunications services offered by the Company. As a result of these activities and the low volume of sales, the Company has incurred significant losses during the three fiscal years ended February 28, 1997 and the fiscal quarter ended May 31, 1997. The Company expects to continue to incur significant losses in the foreseeable future due to its significant expenditures for product development and its marketing strategy for C-Phone Home.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1997 ("1ST QUARTER 98") AS COMPARED TO
THREE MONTHS ENDED MAY 31, 1996 ("1ST QUARTER 97")

                    NET SALES. Net sales increased 9% to $436,800 in 1st Quarter 98 from $400,240 in 1st Quarter 97. Net sales for 1st Quarter 98 included sales of C-Phone Home (the first shipments of which commenced during 1st Quarter 98). As a result, net sales of other C-Phone products decreased approximately 18% in 1st Quarter 98 as compared to 1st Quarter 97. The Company believes that such decrease was primarily related to a change in sales and marketing personnel in the second half of Fiscal 1997, management's determination to focus on the launch of C-Phone Home and the introduction of a variety of new products by third parties which management believes may have affected the acceptance of desktop video conferencing equipment.

                  COST OF GOODS SOLD. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventory to net realizable value). Cost of goods sold increased 132% to

$901,016 (206% of net sales) in 1st value). Cost of goods sold increased 132% to $901,016 (206% of net sales) in 1st Quarter 98 from $388,649 (97% of net sales) in 1st Quarter 97. The increase in cost of goods sold and the increase in the percentage of cost of goods sold to net sales were both primarily related to the cost of manufacture of C-Phone Home and the write-down of related inventory to its net realizable value, based upon the Company's marketing strategy for C-Phone Home.

                  GROSS PROFIT (LOSS). The gross loss from sales of goods was $464,216 (106% of net sales) in 1st Quarter 98, as compared to a gross profit of $11,591 (3% of revenues) in 1st Quarter 97. The gross loss was directly related to the Company's marketing strategy for C-Phone Home.

                  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 76% to $1,162,212 (or 266% of net sales) in 1st Quarter 98 from $661,940 (or 165% of net sales) in 1st Quarter 97. The primary reason for the increase was a 145% increase in selling and marketing expenses to approximately $718,000 in 1st Quarter 98 from approximately $293,000 in 1st Quarter 97, substantially all of which increase was directly related to the initial marketing launch of C-Phone Home. In addition, general and administrative expenses increased as a result of increased personnel costs resulting from additional customer support personnel and a reallocation of duties of certain personnel from research, development and engineering. The Company expects that it will continue to incur substantial selling, general and administrative expenses during the fiscal year ending February 28, 1998 ("Fiscal 1998") as a result of the commercialization of C-Phone Home.

                  RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses increased 5% to $280,739 (64% of net sales) in 1st Quarter 98 from $267,721 (67% of net sales) in 1st Quarter 97. The increase was primarily the result of development and engineering expenses related to the development of enhancements to C-Phone Home, offset by a decrease in personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

                  OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss increased 108% to $1,907,167 in 1st Quarter 98 from $918,070 in 1st Quarter 97.

                  INTEREST. Interest income decreased 11% to $42,411 in 1st Quarter 98 from $47,756 in 1st Quarter 97 as a result of decreased investments, as the Company utilized the net proceeds of the 1994 Public Offering for the continuing development and commercialization of C-Phone products, offset by the receipt in April 1997 of the net proceeds from the 1997 Placement.

                  INCOME TAXES. The Company's losses for 1st Quarter 97 and 1st Quarter 98 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

FINANCIAL CONDITION

                  The Company has financed its recent operations primarily as a result of the 1994 Public Offering, which raised net proceeds of approximately $12,288,000, and the 1997 Placement, which raised net proceeds of approximately $4,370,000.

                  At May 31, 1997, the Company had working capital of $4,964,604 (an increase from $2,318,766 at February 28, 1997) and cash and cash equivalents (including short-term investments) of $4,187,900 (as compared to $1,398,049 at February 29, 1997). The Company's invested funds consist primarily of United States Treasury Bills and obligations of United States government agencies. During 1st Quarter 98, operating activities used $1,577,758 of net cash, primarily to fund operating activities, investing activities used $32,454 of net cash for equipment purchases, and financing activities provided $4,400,063 of net cash primarily from the 1997 Placement. Due to the technical nature of the Company's business and the anticipated expansion of its C-Phone technology into new applications, management expects to continue to expend significant resources for continued development and engineering as well as selling and marketing expenses.

                  The Company believes that its current working capital, which includes the net proceeds from the 1997 Placement, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures, including the initial commercialization of C-Phone Home, through the end of the Fiscal 1998. However, if C-Phone Home gains any market acceptance, of which there can be no assurance, the Company's pricing strategy and the very substantial investment which would then be required by the Company for manufacturing, inventory and marketing expenditures and carrying of accounts receivable related to the commercialization of C-Phone Home, would require the Company to obtain additional working capital by the third fiscal quarter of the current fiscal year. The Company has commenced the planning process to raise such funds. The Company anticipates that such funds should be available through a private placement of (i) its debt securities, (ii) authorized, but unissued, shares of its Common Stock, or (iii) its debt securities which would be convertible into such shares; and if and when still further funds are needed, that such funds may be available through a possible public offering of its authorized, but unissued, shares of Common Stock. There can be no assurance that additional funds needed by the Company will be available when needed or, if available, that the terms of such fundings will be favorable or acceptable to the Company.

                  Assuming acceptance of C-Phone Home by the marketplace, the Company anticipates that it may take in excess of two years, if at all, to obtain positive cash flow from the Company's anticipated operations, during which time the Company may be required to obtain still more financing. If the Company is unable to timely obtain any of its required funds, its C-Phone Home marketing strategy may not be attainable and its business could be materially adversely affected. Unless adequate income from sales of C-Phone Home is attained, the timing or receipt of which cannot be predicted, the Company may require additional cash resources for the development of alternative products. There can be no assurance that additional funds needed by the Company will be available when needed or, if available, that the terms of such fundings will be favorable or acceptable to the Company.

                  In connection with its 1994 Public Offering, the Company issued warrants (the "1994 Warrants") to Josephthal Lyon & Ross Incorporated ("JLR") pursuant to a Representative's Warrant Agreement. On or about January 13, 1997, the Company received from the holders of a majority of the 1994 Warrants, most of whom are officers of JLR, a request to register the shares of Common Stock issuable upon exercise of the 1994 Warrants. Although the Company filed a registration statement with the Securities and Exchange Commission to register such shares (which registration statement was declared effective by the Securities and Exchange Commission on June 25, 1997), the Company's failure to file the registration statement within 45 days after January 13, 1997 may have given the holders of a majority of the 1994 Warrants the right to require the Company to repurchase the 1994 Warrants for an aggregate of up to $1,370,000 at any time prior to the sale of a majority of such shares pursuant to such registration statement. If such holders successfully assert such right, the Company may not have the financial ability to make such payment; and, in the event that such right is successfully asserted at a time when the Company has the financial ability to make such payment, such payment could materially adversely affect the Company's financial condition and may deplete all of its necessary cash resources for the continuation of its operations. The possible existence of this repurchase right, and the possibility of its exercise, will increase the difficulty of the Company raising its required additional working capital on terms acceptable to the Company.

                  The development and recent introduction, of C-Phone Home has placed a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to continue to attract, train, motivate and manage its employees successfully and to continue to improve its operational, financial and management systems. The Company's failure to effectively manage its growth could have a material adverse effect on the Company's business and operating results.

                  The Company leases its facility and has financed a portion of its manufacturing equipment expenditures through capital leases. As of May 31, 1997, the Company had no material commitments for capital expenditures.

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


PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)  EXHIBITS

                       27.      Financial Data Schedule

                  (B)  REPORTS ON FORM 8-K

                       The  Company  filed a  Current  Report  on Form  8-K on
                  April 2, 1997,  which responded to Item 5. "Other Events."

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               C-PHONE CORPORATION



Date: July 14, 1997                          By: /S/ DANIEL P. FLOHR
                                                 -------------------
                                                   Daniel P. Flohr
                                                   President and Chief
                                                    Executive Officer
                                                   (Principal Executive Officer)




Date: July 14, 1997                          By: /S/ PAUL H. ALBRITTON
                                                 ---------------------
                                                     Paul H. Albritton
                                                     Vice President and Chief
                                                       Financial Officer
                                                     (Principal Accounting and
                                                       Financial Officer)