Form 10QSB/A
period 1997-05-31
C-PHONE CORP
filed 1997-07-28
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1


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

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                               C-PHONE CORPORATION
                                 BALANCE SHEETS



                                                                  FEBRUARY 28, 1997                 MAY 31, 1997
                                                                  -----------------                 ------------
                                                                                                     (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                          $  1,398,049                  $  4,187,900
  Accounts receivable, net of allowance for
    doubtful accounts of $120,000 at February
    28, 1997 and $150,000 at May 31, 1997
    (unaudited)                                                           422,042                       466,195
  Inventories                                                           1,341,931                     1,137,584
  Prepaid expenses and other current assets                                82,066                       115,463
                                                                     ------------                  ------------
    Total current assets                                                3,244,088                     5,907,142

Property and equipment, net                                               251,913                       257,770

Other assets                                                              154,246                        65,571
                                                                     ------------                  ------------

    Total assets                                                     $  3,650,247                  $  6,230,483
                                                                     ============                  ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                            $    587,877                  $    692,719
  Accrued expenses                                                        325,938                       242,517
  Current obligations under capital leases                                 11,507                         7,302
                                                                     ------------                  ------------

    Total current liabilities                                             925,322                       942,538
                                                                     ------------                  ------------


Shareholders' equity:
  Common stock,  $.01 par value; 10,000,000
    shares  authorized;  4,355,393 and
    5,203,356 shares  issued and  outstanding
    at February 28, 1997 and May 31, 1997
    (unaudited)                                                            43,554                        52,034
  Paid-in capital                                                      13,530,208                    17,949,816
  Accumulated deficit                                                 (10,848,837)                  (12,713,905)
                                                                     ------------                  ------------
    Total shareholders' equity                                          2,724,925                     5,287,945
                                                                     ------------                  ------------

    Total liabilities and shareholders' equity                       $  3,650,247                  $  6,230,483
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


                               C-PHONE CORPORATION



Date: July 28, 1997                          By: /S/ DANIEL P. FLOHR
                                                 -------------------
                                                   Daniel P. Flohr
                                                   President and Chief
                                                    Executive Officer
                                                   (Principal Executive Officer)




Date: July 28, 1997                          By: /S/ PAUL H. ALBRITTON
                                                 ---------------------
                                                     Paul H. Albritton
                                                     Vice President and Chief
                                                       Financial Officer
                                                     (Principal Accounting and
                                                       Financial Officer)