Form 10QSB
period 1997-08-31
C-PHONE CORP
filed 1997-10-15
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997


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
Yes [X] No [ ].


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            5,290,543 shares of common stock as of October 14, 1997.
            ---------                              ----------------

Transitional Small Business Disclosure Form Yes [ ]  No [X]

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX



                                                                     PAGE NUMBER
                                                                     -----------

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of February 28, 1997
             and August 31, 1997 (unaudited)                               3

             Statements of Operations for the three and six
             months ended August 31, 1996 and 1997 (unaudited)             4

             Statements of Cash Flows for the six months
             ended August 31, 1996 and 1997 (unaudited)                    5

             Notes to Unaudited Financial Statements                       6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     8


PART II.     OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

ITEM 5.      OTHER INFORMATION                                            14

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                             14


SIGNATURES                                                                15

PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               C-PHONE CORPORATION
                                 BALANCE SHEETS

                                                                       February 28, 1997  August 31, 1997
                                                                       -----------------  ---------------
                                 ASSETS                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                              $  1,398,049    $  2,441,829
  Accounts receivable, net of allowance for
   doubtful accounts of $120,000 and $150,000
   at February 28, 1997 and at August 31, 1997 (unaudited)                    422,042         399,638
  Inventories                                                               1,341,931       1,279,202
  Prepaid expenses and other current assets                                    82,066         116,992
                                                                         ------------    ------------
    Total current assets                                                    3,244,088       4,237,661
Property and equipment, net                                                   251,913         235,601
Other assets                                                                  154,246          61,092
                                                                         ------------    ------------
    Total assets                                                         $  3,650,247    $  4,534,354
                                                                         ============    ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                $    587,877    $    367,771
  Accrued expenses                                                            325,938         165,938
  Current obligations under capital leases                                     11,507              --
                                                                         ------------    ------------
    Total current liabilities                                                 925,322         533,709
                                                                         ------------    ------------

Shareholders' equity:
  Common stock, $.01 par value; 20,000,000
    shares authorized; 4,355,393 and 5,203,356
    shares issued and outstanding at February
    28, 1997 and August 31, 1997 (unaudited)                                   43,554          52,034
  Paid-in capital                                                          13,530,208      17,959,416
  Accumulated deficit                                                     (10,848,837)    (14,010,805)
                                                                         ------------    ------------
    Total shareholders' equity                                              2,724,925       4,000,645
                                                                         ------------    ------------
    Total liabilities and shareholders' equity                           $  3,650,247    $  4,534,354
                                                                         ============    ============


    The accompanying notes are an integral part of the financial statements.


                                       C-PHONE CORPORATION
                                    STATEMENTS OF OPERATIONS
                                           (unaudited)


                                 Three months ended August 31,  Six months ended August 31,
                                 -----------------------------  ---------------------------
                                      1996           1997          1996            1997
                                  -----------    -----------    -----------    -----------
Net sales                         $   667,288    $   319,789    $ 1,067,528    $   752,910

Other revenue                              --          4,360             --          8,039
                                  -----------    -----------    -----------    -----------

     Total revenue                    667,288        324,149      1,067,528        760,949
                                  -----------    -----------    -----------    -----------

Cost of goods sold                    474,727        418,406        863,377      1,319,422

Cost of other revenue                      --          1,012             --          1,012
                                  -----------    -----------    -----------    -----------

     Total cost of revenue            474,727        419,418        863,377      1,320,434
                                  -----------    -----------    -----------    -----------

     Gross profit (loss)              192,561        (95,269)       204,151       (559,485)
                                  -----------    -----------    -----------    -----------

Operating expenses:

  Selling, general
   and administrative                 506,017      1,003,111      1,167,957      2,165,323

  Research, development
   and engineering                    265,247        240,247        532,968        520,986
                                  -----------    -----------    -----------    -----------

     Total operating expenses         771,264      1,243,358      1,700,925      2,686,309
                                  -----------    -----------    -----------    -----------

     Operating loss                  (578,703)    (1,338,627)    (1,496,774)    (3,245,794)

Interest expense                         (682)          (135)        (1,493)          (447)

Interest income                        35,912         41,862         83,668         84,273
                                  -----------    -----------    -----------    -----------

     Net loss                     $  (543,473)   $(1,296,900)   $(1,414,599)   $(3,161,968)
                                  ===========    ===========    ===========    ===========

Per-share data:

     Net loss per share           $     (0.13)   $     (0.25)   $     (0.33)   $     (0.62)
                                  ===========    ===========    ===========    ===========

     Weighted average number of
      common shares and
      common share equivalents
      outstanding                   4,347,293      5,203,356      4,347,293      5,061,132
                                  ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                                          C-PHONE CORPORATION
                                                       STATEMENTS OF CASH FLOWS
                                                              (unaudited)

                                                                Six Months Ended August 31,
                                                                ---------------------------
                                                                    1996           1997
                                                                -----------    ------------
Cash flows from operating activities:
  Net loss                                                      $(1,414,599)   $(3,161,968)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                  67,708         53,527
      Provision for doubtful accounts                                30,000         30,000
      Compensation expense of stock options                              --         19,200
      Compensation expense of stock issued                               --         14,220
      Changes in operating assets and liabilities:
        Accounts receivable                                         (84,437)        (7,596)
        Inventories                                                 (51,056)        62,729
        Prepaid expenses and other current assets                    27,841        (34,926)
        Other assets                                                (12,145)        93,154
        Accounts payable                                             45,669       (220,106)
        Accrued expenses                                            (15,423)      (160,000)
                                                                -----------    -----------
          Net cash used in operating activities                  (1,406,442)    (3,311,766)
                                                                -----------    -----------
Cash flows from investing activities:
  Equipment purchases                                               (49,505)       (37,215)
  Purchase of short term investments                             (1,282,189)            --
  Maturities of short investments                                 3,313,831             --
                                                                -----------    -----------
          Net cash provided by (used in) investing activities     1,982,137        (37,215)
                                                                -----------    -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                --         34,750
  Net proceeds from private placement of common stock                    --      4,369,518
  Payment of capital lease obligations                               (8,069)       (11,507)
                                                                -----------    -----------
          Net cash (used in) provided by financing activities        (8,069)     4,392,761
                                                                -----------    -----------

          Net increase in cash and cash equivalents                 567,626      1,043,780
Cash and cash equivalents, beginning of period                    1,852,820      1,398,049
                                                                -----------    -----------
Cash and cash equivalents, end of period                        $ 2,420,446    $ 2,441,829
                                                                ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                 $     1,493    $       447
                                                                ===========    ===========
  Income taxes paid                                                      --             --
                                                                ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 AUGUST 31, 1997


1.       BASIS  OF  PRESENTATION

         The accompanying unaudited financial statements of C-Phone Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth therein. Operating results for the three and six month periods ended August 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.

2.       STOCK  OPTIONS

         As of August 31, 1997, options for 303,110 shares of common stock were outstanding under the Company's 1994 Stock Option Plan (the "Plan") (54,750 of which are non-qualified options exercisable at prices ranging from $3.00 to $7.00 per share, depending upon the date of grant, and 248,360 of which are incentive stock options exercisable at prices ranging from $2.375 to $10.625 per share, depending upon the date of the grant), and options for 179,234 shares of common stock were available for future grants. Due to vesting provisions included in the options, only options representing 140,896 shares of common stock were exercisable as of August 31, 1997. The following table summarizes certain information with respect to exercisable options:

                   Range of                                 Number of
                Exercise Price                         Options Exercisable
          --------------------------                  ----------------------
                $3.00 - $3.99                                56,007
                $6.00 - $6.99                                 1,833
                $7.00 - $7.99                                83,056
                                                            -------
                                                            140,896
                                                            =======


3.       WARRANTS  AND  CONTINGENT  VALUE  RIGHTS

         During the week of March 31, 1997, the Company completed a private placement (the "1997 Placement"), through a placement agent, pursuant to which the Company issued an aggregate of 833,667 shares of common stock (the "Original Shares") to the participants (the "Investors") in the 1997 Placement and received net proceeds of approximately $4,370,000 (after payment, or accrual, of fees and expenses of approximately $632,000). Accompanying each of the Original Shares was the right, under certain circumstances, to receive additional shares of common stock in accordance with the terms of a "contingent value right" (the "Rights"). The Rights, which expire June 25, 1998, are automatically exercised at the time, and from time to time as, the Original Shares are first publicly sold through a broker dealer. The terms of the Rights provide that, upon the first such sale of any Original Shares at a price of less than $8.00 per share, the seller of the Original Shares will automatically receive, for each such Original Share sold, and without the payment of any additional consideration, such additional number of shares of common stock as equals (i) $8.00 divided by the Adjusted Price, minus (ii) one; where the Adjusted Price equals the greater of (x) the average closing bid price per share of common stock on The Nasdaq National Market for the ten trading days immediately preceding the date of sale of the Original Shares, or (y) $2.00. As of September 30, 1997, 803,667 Original Shares had been first sold through a broker-dealer, and, pursuant to the terms of the

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 AUGUST 31, 1997


3.       WARRANTS  AND  CONTINGENT  VALUE  RIGHTS (Continued)

         Rights, 136,863 additional shares have been or will be issued as a result thereof. As of such date, only 30,000 Original Shares continue to have the ability to exercise the Rights.

         In connection with the 1997 Placement, the Company issued to an affiliate of the placement agent warrants, currently expiring on December 22, 1997, to acquire an aggregate of 150,000 shares of common stock at an exercise price of $9.60 per share. In addition to the foregoing, as of August 31, 1997, the Company had outstanding warrants, expiring August 18, 1999, to acquire an aggregate of 200,000 shares of common stock, at an exercise price of $8.40 per share, granted to the managing underwriter of the Company's 1994 initial public offering.

4.       NET  LOSS  PER  SHARE

         Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods. Shares issuable upon exercise of common stock options and warrants, and contingent value rights, are not included for the periods presented as they would be anti-dilutive.

5.       NEW  ACCOUNTING  PRONOUNCEMENTS

         The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") on February 28, 1998. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. If the Company had adopted SFAS No. 128 for the period ended August 31, 1997, the basic income per common share would be the same as the net loss per share shown in the Statements of Operations included in Item 1 of Part I of this Quarterly Report on Form 10-QSB and, as the computation of diluted income per common share would be anti-dilutive, the diluted income per common share would be the same as the basic income per common share.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The pronouncement is effective for fiscal years beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The pronouncement is effective for periods beginning after December 15, 1997, and is not
         expected  to  have  a  material  impact  on  the  Company's   financial
         statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S BELIEF AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, MANAGEMENT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT USUALLY WILL INCLUDE WORDS SUCH AS THE COMPANY "BELIEVES" OR "EXPECTS" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING CAPITAL EXPENDITURES, EARNINGS, SALES, LIQUIDITY AND CAPITAL RESOURCES, AND ACCOUNTING MATTERS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN ITEM 1 - "DESCRIPTION OF BUSINESS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 1997, AS WELL AS FACTORS SUCH AS FUTURE ECONOMIC CONDITIONS, ACCEPTANCE BY CUSTOMERS OF THE COMPANY'S PRODUCTS, CHANGES IN CUSTOMER DEMAND, LEGISLATIVE, REGULATORY AND COMPETITIVE DEVELOPMENTS IN MARKETS IN WHICH THE COMPANY OPERATES AND OTHER CIRCUMSTANCES AFFECTING ANTICIPATED REVENUES AND COSTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT ON FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF OTHER UNANTICIPATED EVENTS.


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

         During the week of March 31, 1997, the Company completed a private placement (the "1997 Placement") of 833,667 shares of its common stock, subject to the issuance, for no further consideration, of additional shares of its common stock, pursuant to which it received net proceeds of approximately $4,370,000. See Note 3 to Notes to Unaudited Financial Statements. The Company expects to use such proceeds for sales and marketing of C-Phone Home, the continued development of additional C-Phone products and features and related products, for sales and marketing of C-Phone, and working capital, including funding anticipated increases in inventories and receivables.

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

         C-Phone Home may be purchased on a stand-alone basis or, similar to the method by which most cellular telephones are sold, at a lower price when purchased with telecommunications services offered by the Company. While, to date, approximately 90% of C-Phone Home sales have been made under the latter purchase option, that percentage has been decreasing steadily and, with a planned expansion into catalog and international sales, the Company believes that future sales under such purchase option will be at a significantly lesser percentage of total C-Phone Home sales. However, since a significant amount of future sales may continue to be made under such purchase option, and since the current manufactured cost exceeds the net proceeds received by the Company from the sale of a C-Phone Home unit sold under such purchase option, until such time, if at all, as (i) the percentage of sales under such purchase option becomes insignificant, (ii) the Company attains sufficient manufacturing volume or can utilize less costly components in the manufacture of C-Phone Home to enable the Company to reduce its manufactured cost, or (iii) profits from the sale of telecommunications services exceed the difference between the manufactured cost and the sales price of C-Phone Home under such purchase option, the Company's sales of C-Phone Home under such purchase option will not be profitable. As a result of the foregoing, the Company's activities since 1994 and the low volume of sales, the Company has incurred significant losses during the three fiscal years ended February 28, 1997 and the six months ended August 31, 1997. The Company expects to continue to incur significant losses in the foreseeable future due to its significant expenditures for product development and its marketing strategy for C-Phone Home.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1997 ("2ND QUARTER 98") AS COMPARED TO THREE MONTHS ENDED AUGUST 31, 1996 ("2ND QUARTER 97")

         REVENUES. Revenues decreased 51% to $324,149 in 2nd Quarter 98 from $667,288 in 2nd Quarter 97, as a result of a 52% decrease in net sales to $319,789 in 2nd Quarter 98 from $667,288 in 2nd Quarter 97. Management believes that this decrease in net sales reflects an industry-wide slowdown in the continued acceptance of PC-based desktop video conferencing.

         COST OF REVENUE. Cost of revenue consists primarily of cost of goods sold. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventory to net realizable value). Cost of goods sold decreased 12% to $418,406 (131% of net sales) in 2nd Quarter 98 from $474,727 (71% of net sales) in 2nd Quarter 97. The decrease in cost of goods sold was primarily related to the decrease in net sales while the increase in the percentage of cost of goods sold to net sales was primarily related to the cost of manufacture of C-Phone Home and the write-down of related inventory to its current net realizable value based upon the historical high percentage of sale of C-Phone Home units below manufactured cost when sold in conjunction with telecommunications services. See "Overview."

         GROSS PROFIT (LOSS). The gross loss was $95,269 in 2nd Quarter 98, as compared to a gross profit of $192,561 (29% of revenues) in 2nd Quarter 97. The gross loss in 2nd Quarter 98 was primarily the result of the decrease in net sales and the Company's marketing strategy for C-Phone Home.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 98% to $1,003,111 (309% of revenues) in 2nd Quarter 98 from $506,017 (76% of revenues) in 2nd Quarter 97. The primary reason for the increase was a 164% increase in selling and marketing expenses to approximately $475,000 in 2nd Quarter 98 from approximately $180,000 in 2nd Quarter 97, substantially all of which increase was directly related to the marketing launch of C-Phone Home. Other increases in expenses directly related to C-Phone Home were increased personnel costs resulting from additional customer support and administrative personnel and increased reserve for bad debt expenses as a result of the historical experience of the retail industry. In addition, other increases in administrative expenses were increased legal and audit expenses primarily as a result of the complexities related to the changes in the Company's business, the reallocation of duties of certain personnel from research, development and engineering, and increased investor relations and other shareholder expenses resulting from a significant increase in the number of holders of record of the Company's common stock. The Company expects that it will continue to incur substantial selling, general and administrative expenses during the fiscal year ending February 28, 1998 ("Fiscal 1998") as a result of the continued commercialization of C-Phone Home.

         RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 9% to $240,247 (74% of revenues) in 2nd Quarter 98 from $265,247 (40% of revenues) in 2nd Quarter 97. The decrease was primarily the result of a decrease in personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

         OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss increased 131% to $1,338,627 in 2nd Quarter 98 from $578,703 in 2nd Quarter 97.

         INTEREST. Interest income increased 17% to $41,862 in 2nd Quarter 98 from $35,912 in 2nd Quarter 97 as a result of increased investments arising from the net proceeds obtained from the 1997 Placement.

         INCOME TAXES. The Company's losses for 2nd Quarter 97 and 2nd Quarter 98 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

SIX MONTHS ENDED AUGUST 31, 1997 ("SIX MONTHS 98") AS COMPARED TO SIX MONTHS ENDED AUGUST 31, 1996 ("SIX MONTHS 97")

         REVENUES. Revenues decreased 29% to $760,949 in Six Months 98 from $1,067,528 in Six Months 97, as a result of a 29% decrease in net sales to $752,910 in Six Months 98 from $1,067,528 in Six Months 97. Management believes that this decrease in net sales reflects an industry-wide slowdown in the continued acceptance of PC-based desktop video conferencing.

         COST OF REVENUE. Cost of revenue consists primarily of cost of goods sold. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventory to net realizable value). Cost of goods sold increased 53% to $1,319,422 (175% of net sales) in Six Months 98 from $863,377 (81% of net sales) in Six Months 97. The increase in cost of goods sold and the increase in the percentage of cost of goods sold to net sales were both primarily related to the cost of manufacture of C-Phone Home and the write-down of related inventory to its current net realizable value based upon the historical high percentage of sales of C-Phone Home units below the manufactured cost when sold in conjunction with telecommunications services. See "Overview."

         GROSS PROFIT (LOSS). The gross loss was $559,485 in Six Months 98, as compared to a gross profit of $204,151 (19% of revenues) in Six Months 97. The gross loss in Six Months 98 was primarily the result of the decrease in net sales of goods and the Company's marketing strategy for C-Phone Home.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 85% to $2,165,323 (285% of revenues) in Six Months 98 from $1,167,957 (109% of revenues) in Six Months 97. The primary reason for the increase was a 130% increase in selling and marketing expenses to approximately $1,194,000 in Six Months 98 from approximately $520,000 in Six Months 97, substantially all of which increase was directly related to the marketing launch of C-Phone Home. Other increases in expenses directly related to C-Phone Home were increased personnel costs resulting from additional customer support and administrative personnel and increased reserve for bad debt expenses based upon the historical experience of the retail industry. In addition, other increases in administrative expenses were increased legal and audit expenses, primarily as a result of the complexities related to the changes in the Company's business, the reallocation of duties of certain personnel from research, development and engineering, and increased investor relations and other shareholder expenses resulting from a significant increase in the number of holders of record of the Company's common stock. The Company expects that it will continue to incur substantial selling, general and administrative expenses during the Fiscal 1998 as a result of the continued commercialization of C-Phone Home.

         RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 2% to $520,986 (68% of revenues) in Six Months 98 from $532,968 (50% of revenues) in Six Months 97. The decrease was primarily the result of a decrease in personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative offset by development and engineering expenses related to the development of enhancements to C-Phone Home. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

         OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss increased 117% to $3,245,794 in Six Months 98 from $1,496,774 in Six Months 97.

         INTEREST. Interest income increased 1% to $84,273 in Six Months 98 from $83,668 in Six Months 97 as a result of increased investment arising from the net proceeds obtained from the 1997 Placement.

         INCOME TAXES. The Company's losses for Six Months 97 and Six Months 98 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

FINANCIAL CONDITION

         The Company has financed its recent operations primarily from the proceeds of the 1994 Public Offering, which raised net proceeds of approximately $12,288,000, and the 1997 Placement, which raised net proceeds of approximately $4,370,000.

         At August 31, 1997, the Company had working capital of $3,703,952 (an increase from $2,318,766 at February 28, 1997) and cash and cash equivalents (including short-term investments) of $2,441,829 (as compared to $1,398,049 at February 28, 1997). The Company's invested funds consist primarily of United States Treasury Bills and obligations of United States government agencies. During Six Months 98, operating activities used $3,311,766 of net cash, primarily to fund operating activities, investing activities used $37,215 of net cash for equipment purchases, and financing activities provided $4,392,761 of net cash primarily from the 1997 Placement. Due to the technical nature of the Company's business and the anticipated expansion of its C-Phone technology into new applications, management expects to continue to expend significant resources for continued development and engineering as well as selling and marketing expenses.

         The Company believes that its current working capital, which includes the net proceeds from the 1997 Placement, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures, including the initial commercialization of C-Phone Home, through the end of calendar 1997. The Company has commenced the planning process to raise additional working capital. The Company anticipates that such funds should be available through one or more possible sources, including (i) a private placement of (a) its debt securities, (b) authorized, but unissued, shares of its common stock or preferred stock, and/or (c) its debt securities which  would be  convertible  into such  shares,  (ii)  through  the  receipt of proceeds from the possible exercise of outstanding warrants to purchase the Company's common stock, if the market price of the common stock were to exceed the exercise price of such warrants, of which there can be no assurance, and/or
(iii) a public offering of its authorized, but unissued, shares of common stock. If C-Phone Home gains market acceptance, of which there can be no assurance, the Company's pricing strategy and the very substantial investment which would then be required by the Company for manufacturing, inventory and marketing expenditures and carrying of accounts receivable related to the commercialization of C-Phone Home, would require the Company to obtain even more working capital through a possible offering of its common stock. There can be no assurance that additional funds needed by the Company will be available when needed or, if available, that the terms of such fundings will be favorable or acceptable to the Company.

         Assuming acceptance of C-Phone Home by the marketplace, the Company anticipates that it may take in excess of two years, if at all, to obtain positive cash flow from the Company's anticipated operations, during which time the Company may be required to obtain still more financing. If the Company is unable to timely obtain any of its required funds, its C-Phone Home marketing strategy may not be attainable and its business could be materially adversely affected. Unless adequate income relating to sales of C-Phone Home is attained, the timing or receipt of which cannot be predicted, the Company may require additional cash resources for the development of alternative products. There can be no assurance that additional funds needed by the Company will be available when needed or, if available, that the terms of such fundings will be favorable or acceptable to the Company.

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

         The Company leases its facility and owns its manufacturing equipment free from encumbrances. As of August 31, 1997, the Company had no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 8, 1997, the Company held an Annual Meeting of its shareholders, at which time each of the six incumbent directors of the Company who had been nominated by the Board of Directors for re-election as a director of the Company was re-elected as a director. The votes cast were as follows:

                                           FOR                    WITHHELD
                                           ---                    --------

         Daniel P. Flohr                4,807,971                  63,386
         Seymour L. Gartenberg          4,804,821                  66,536
         Tina L. Jacobs                 4,807,171                  64,186
         Donald S. McCoy                4,806,146                  65,211
         E. Henry Mize                  4,805,946                  65,411
         Stuart E. Ross                 4,806,671                  64,686


         At the Annual Meeting four additional proposals were voted upon as follows:

         (1) Proposal to approve the issuance of up to 2,501,001 shares of the Company's common stock upon exercise of "contingent value rights" granted to investors in the Company's March 1997 private placement:

                    For                   Against           Abstaining
                    ---                   -------           ----------

                  2,737,636               133,410             30,723


         (2) Proposal to approve the amendment of the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from ten million to twenty million:

                    For                   Against           Abstaining
                    ---                   -------           ----------

                  4,691,680               154,429             25,248


         (3) Proposal to approve the amendment of the Company's Certificate of Incorporation to authorize the Company to issue up to one million shares of preferred stock:

                    For                   Against           Abstaining
                    ---                   -------           ----------

                  2,690,803               181,020             29,946


         (4) Proposal to ratify Coopers & Lybrand L.L.P. as the independent auditors for the Company for the fiscal year ending February 28, 1998:

                    For                   Against           Abstaining
                    ---                   -------           ----------

                  4,835,502               20,046              15,809

ITEM 5.  OTHER INFORMATION

         In connection with its 1994 Public Offering, the Company issued warrants (the "1994 Warrants") to Josephthal Lyon & Ross Incorporated ("JLR") pursuant to a Representative's Warrant Agreement. As previously disclosed, the holders of a majority of the 1994 Warrants may have had the right to require the Company to repurchase the 1994 Warrants for an aggregate of up to $1,370,000 at any time prior to the sale of a majority of the shares of common stock issuable upon exercise of the 1994 Warrants. On September 22, 1997, the then holders of a majority of the 1994 Warrants, most of whom are officers of JLR, waived such repurchase right for all of such holders and, in consideration therefor, the Company extended the expiration date of the warrants issued in the 1997 Placement to an affiliate of JLR from September 23, 1997 to December 22, 1997. See Note 3 to Notes to Unaudited Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB.

         On August 12, 1997, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of New York increasing the authorized number of shares of common stock to twenty million and authorizing the Company to issue up to one million shares of preferred stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  3.   Articles of Incorporation and By-laws

                       (a) Certificate of Amendment to Certificate of Incorporation, as filed with the Secretary of State of the State of New York on August 12, 1997.

                        27.    Financial Data Schedule

         (B)      REPORTS ON FORM 8-K

                  The Company did not file a Current Report on Form 8-K during the quarter ended August 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               C-PHONE CORPORATION



Date: October 15, 1997                 By:  /s/ DANIEL P. FLOHR
                                           --------------------
                                                Daniel P. Flohr
                                                President and Chief Executive Officer
                                                (Principal Executive Officer)


Date: October 15, 1997                 By:  /s/ PAUL H. ALBRITTON
                                           ----------------------
                                                Paul H. Albritton
                                                Vice President and Chief Financial Officer
                                                (Principal Accounting and Financial Officer)