Form 10QSB
period 1997-11-30
C-PHONE CORP
filed 1998-01-14
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997


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

            5,342,568 shares of common stock as of January 12, 1997.
            ---------                              ----------------

Transitional Small Business Disclosure Form Yes [ ]  No [X]

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX



                                                                     PAGE NUMBER
                                                                     -----------

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of February 28, 1997
             and November 30, 1997 (unaudited)                               3

             Statements of Operations for the three and nine
             months ended November 30, 1996 and 1997 (unaudited)             4

             Statements of Cash Flows for the nine months
             ended November 30, 1996 and 1997 (unaudited)                    5

             Notes to Unaudited Financial Statements                         6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       9


PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               14


SIGNATURES                                                                  15

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               C-PHONE CORPORATION
                                 BALANCE SHEETS

                                                                      February 28, 1997          November 30, 1997
                                                                      -----------------          -----------------
                                 ASSETS                                                             (unaudited)
Current assets:
  Cash and cash equivalents                                              $  1,398,049              $  1,369,118
  Accounts receivable, net of allowance for
   doubtful accounts of $120,000 and $160,124
   at February 28, 1997 and at November 30, 1997 (unaudited)                  422,042                   384,427
  Inventories                                                               1,341,931                 1,651,123
  Prepaid expenses and other current assets                                    82,066                    89,696
                                                                         ------------              ------------
    Total current assets                                                    3,244,088                 3,494,364
Property and equipment, net                                                   251,913                   199,151
Other assets                                                                  154,246                    52,632
                                                                         ------------              ------------
    Total assets                                                         $  3,650,247              $  3,746,147
                                                                         ============              ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                $    587,877              $    760,400
  Accrued expenses                                                            325,938                   248,645
  Current obligations under capital leases                                     11,507                        --
                                                                         ------------              ------------
    Total current liabilities                                                 925,322                 1,009,045
                                                                         ------------              ------------

Shareholders' equity:
  Common stock,  $.01 par value; 20,000,000 shares authorized;
    4,355,393 and 5,342,268 shares issued and outstanding at February
    28, 1997 and November 30, 1997 (unaudited), respectively,                  43,554                    53,423
  Paid-in capital                                                          13,530,208                17,978,280
  Accumulated deficit                                                     (10,848,837)              (15,294,601)
                                                                         ------------              ------------
    Total shareholders' equity                                              2,724,925                 2,737,102
                                                                         ------------              ------------
    Total liabilities and shareholders' equity                           $  3,650,247              $  3,746,147
                                                                         ============              ============


    The accompanying notes are an integral part of the financial statements.


                               C-PHONE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                     Three months ended November 30,          Nine months ended November 30,
                                  ------------------------------------        ------------------------------
                                      1996                     1997                1996             1997
                                  -----------              -----------         -----------      -----------
Net sales                         $   332,955              $   449,514         $ 1,400,483      $ 1,202,424

Other revenue                         149,485                   12,968             149,485           21,007
                                  -----------              -----------         -----------      -----------

     Total revenue                    482,440                  462,482           1,549,968        1,223,431
                                  -----------              -----------         -----------      -----------

Cost of goods sold                    299,921                  662,925           1,163,298        1,982,347

Cost of other revenue                  74,429                    7,647              74,429            8,659
                                  -----------              -----------         -----------      -----------

     Total cost of revenue            374,350                  670,572           1,237,727        1,991,006
                                  -----------              -----------         -----------      -----------

     Gross profit (loss)              108,090                 (208,090)            312,241         (767,575)
                                  -----------              -----------         -----------      -----------

Operating expenses:

  Selling, general
   and administrative                 512,696                  861,752           1,680,653        3,027,075

  Research, development
   and engineering                    235,155                  234,394             768,123          755,380
                                  -----------              -----------         -----------      -----------

     Total operating expenses         747,851                1,096,146           2,448,776        3,782,455
                                  -----------              -----------         -----------      -----------

     Operating loss                  (639,761)              (1,304,236)         (2,136,535)      (4,550,030)

Interest expense                         (566)                       0              (2,059)            (447)

Interest income                        29,458                   20,440             113,126          104,713
                                  -----------              -----------         -----------      -----------

     Net loss                     $  (610,869)             $(1,283,796)        $(2,025,468)     $(4,445,764)
                                  ===========              ===========         ===========      ===========

Per-share data:

     Net loss per share           $     (0.14)             $     (0.24)        $     (0.47)     $     (0.86)
                                  ===========              ===========         ===========      ===========

     Weighted average number of
      common shares and
      common share equivalents
      outstanding                   4,347,293                5,342,046           4,347,293        5,154,770
                                  ===========              ===========         ===========      ===========


    The accompanying notes are an integral part of the financial statements.


                               C-PHONE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                    Nine Months Ended November 30,
                                                                 -----------------------------------
                                                                    1996                    1997
                                                                 -----------             -----------
Cash flows from operating activities:
  Net loss                                                       $(2,025,468)            $(4,445,764)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                   99,158                  90,730
      Provision for doubtful accounts                                 41,941                  40,124
      Compensation expense of stock options                               --                  32,800
      Compensation expense of stock issued                                --                  14,220
      Changes in operating assets and liabilities:
        Accounts receivable                                           12,554                  (2,509)
        Inventories                                                 (140,182)               (309,192)
        Prepaid expenses and other current assets                     58,079                  (7,630)
        Other assets                                                 (11,585)                101,614
        Accounts payable                                              (2,203)                172,523
        Accrued expenses                                                 949                 (77,293)
                                                                 -----------             -----------
          Net cash used in operating activities                   (1,966,757)             (4,390,377)
                                                                 -----------             -----------
Cash flows from investing activities:
  Equipment purchases                                                (65,587)                (37,968)
  Purchase of short term investments                              (1,647,371)                     --
  Maturities of short investments                                  3,708,591                      --
                                                                 -----------             -----------
          Net cash provided by (used in) investing activities      1,995,633                 (37,968)
                                                                 -----------             -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                 --                  41,403
  Net proceeds from private placement of common stock                     --               4,369,518
  Payment of capital lease obligations                               (12,024)                (11,507)
                                                                 -----------             -----------
          Net cash (used in) provided by financing activities        (12,024)              4,399,414
                                                                 -----------             -----------

          Net increase (decrease) in cash and cash equivalents        16,852                 (28,931)
Cash and cash equivalents, beginning of period                     1,852,820               1,398,049
                                                                 -----------             -----------
Cash and cash equivalents, end of period                         $ 1,869,672             $ 1,369,118
                                                                 ===========             ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                  $     2,059             $       447
                                                                 ===========             ===========
  Income taxes paid                                                       --                      --
                                                                 ===========             ===========


    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997

1.   BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements of C-Phone Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth therein. Operating results for the three and nine month periods ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1998. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.

2.   STOCK  OPTIONS

     As of November 30, 1997, options for 353,427 shares of common stock were outstanding under the Company's 1994 Stock Option Plan (the "Plan") (72,417 of which are non-qualified options exercisable at prices ranging from $3.00 to $7.8125 per share, depending upon the date of grant, and 281,010 of which are incentive stock options exercisable at prices ranging from $2.375 to $10.625 per share, depending upon the date of the grant), and options for 126,868 shares of common stock were available for future grants. Due to vesting provisions included in the options, only options representing
     175,534 shares of common stock were exercisable as of November 30, 1997. The following table summarizes certain information with respect to exercisable options:

                   Range of                                  Number of
                Exercise Price                          Options Exercisable
          --------------------------                   ----------------------
                $2.375- $3.99                                  87,308
                $6.00 - $6.99                                   2,167
                $7.00 - $7.99                                  86,059
                                                               ------
                                                              175,534

3.   WARRANTS  AND  CONTINGENT  VALUE  RIGHTS

     During the week of March 31, 1997, the Company completed a private placement (the "March Placement"), through a placement agent, pursuant to which the Company issued an aggregate of 833,667 shares of common stock (the "Original Shares") to the participants (the "Investors") in the March Placement and received net proceeds of approximately $4,370,000 (after payment, or accrual, of fees and expenses of approximately $632,000).
     Accompanying each of the Original Shares was the right, under certain circumstances, to receive additional shares of common stock in accordance with the terms of a "contingent value right" (the "Rights"). The Rights, which expire June 25, 1998, are automatically exercised at the time, and from time to time as, the Original Shares are first publicly sold through a broker-dealer. The terms of the Rights provide that, upon the first such sale of any Original Shares at a price of less than $8.00 per share, the seller of the Original Shares will automatically receive, for each such Original Share sold, and without the payment of any additional consideration, such additional number of shares of common stock as equals
     (i) $8.00 divided by the Adjusted Price, minus (ii) one; where the Adjusted Price equals the greater of (x) the average closing bid price per share of common stock on The Nasdaq National Market for the ten trading days immediately preceding the date of sale of the Original Shares, or (y) $2.00. As of November 30, 1997, 803,667 Original Shares had been first sold through a broker-dealer, and, pursuant to the terms of the Rights, 136,863 additional shares have been issued as a result thereof. As of such date, only 30,000 Original Shares continue to have the ability to exercise the Rights.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997

3.   WARRANTS  AND  CONTINGENT  VALUE  RIGHTS (Continued)

     In connection with the March Placement, the Company issued to an affiliate of the placement agent warrants to acquire an aggregate of 150,000 shares of common stock at an exercise price of $9.60 per share. The Company has agreed to extend the expiration date of the warrants to February 28, 1998, conditioned upon receipt from certain of the current holders of such warrants of the waiver of certain "cashless" exercise rights they have with respect to the warrants expiring August 18, 1999. In addition to the foregoing, the Company has outstanding warrants, expiring August 18, 1999, to acquire an aggregate of 200,000 shares of common stock, at an exercise price of $8.40 per share, granted to the managing underwriter of the Company's 1994 initial public offering.

4.   NET  LOSS  PER  SHARE

     Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods. Shares issuable upon exercise of common stock options and warrants, and contingent value rights, are not included for the periods presented as they would be anti-dilutive.

5.   NEW  ACCOUNTING  PRONOUNCEMENTS

     The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") on February 28, 1998. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No.
     128. If the Company had adopted SFAS No. 128 for the period ended November 30, 1997, the basic income per common share would be the same as the net loss per share shown in the Statements of Operations included in Item 1 of
     Part I of this Quarterly Report on Form 10-QSB and, as the computation of diluted income per common share would be anti-dilutive, the diluted income per common share would be the same as the basic income per common share.

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

6.   SUBSEQUENT EVENT

     On December 19, 1997, the Company completed a private placement (the "December Placement") pursuant to which the Company issued to several investors an aggregate of (a) 4,500 shares (the "Preferred Shares") of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") with an initial stated value of $1,000 per shares (which increases at the rate of 5% per annum) (such amount, as increased from time to time, the "Stated Value"), (b) warrants to acquire up to an aggregate of 315,000 shares of common stock of the Company (the "Common Stock") at an exercise price of $8.05 per share (the "One-Year Warrants") and (c) warrants to acquire up to an aggregate of 135,000 shares of Common Stock at $9.10 per share (the "Three-Year Warrants"). The Company received net proceeds of approximately $4,130,000 (after payment, or accrual, of fees (including finders fees) and related expenses of approximately $370,000).

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997


6.   SUBSEQUENT EVENT (continued)

     Each Preferred Share is convertible, from time to time in whole or in part at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Stated Value by the lesser of (a) $7.3575 and
     (b) 85% of the average of the closing bid price during such three consecutive trading day period as may be selected by the holder during the 25 day trading period preceding the date of conversion. Any outstanding Preferred Shares on December 19, 1998 automatically will be converted into Common Stock at the conversion price then in effect. The One-Year Warrants expire on December 19, 1998 and are redeemable at the option of the Company at a price of $.01 per warrant if the closing price of the Common Stock is greater than 130% of the exercise price for 10 consecutive trading days. The Three-Year Warrants expire on December 19, 2000 and are not redeemable.

     In connection with the December Placement, the Company paid a finders fee of $295,000 and issued to an affiliate of the finder One-Year Warrants to acquire an aggregate of 185,000 shares of Common Stock.

     The Company has agreed, at its expense, to prepare and file a registration statement on Form S-3 under the Securities Act of 1933 with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock and the exercise of the One-Year Warrants and Three-Year Warrants.

     The pro forma balances as of November 30, 1997, assuming the December Placement had been completed as of such date, would have reflected cash and cash equivalents of $5,499,118 and would have reflected total shareholders' equity of $6,867,102.

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


OVERVIEW

              Since 1993, the Company has been primarily engaged in the engineering, manufacturing and marketing of C-Phone(R), a line of PC-based video conferencing systems and, since 1996, the development and commercialization of C-Phone Home(TM), a TV-based video phone.

              In August 1994, the Company completed its initial public offering of 2,000,000 shares of its common stock (the "1994 Public Offering"), pursuant to which it received net proceeds of approximately $12,288,000, of which approximately $1,947,000 was used for the repayment of indebtedness and accrued interest thereon.

              During the week of March 31, 1997, the Company completed a private placement (the "March Placement") of 833,667 shares of its common stock, subject to the issuance, for no further consideration, of additional shares of its common stock, pursuant to which it received net proceeds of approximately $4,370,000. See Note 3 to Notes to Unaudited Financial Statements. On December 19, 1997, the Company completed a private placement (the "December Placement") of 4,500 shares of its Series A Convertible Preferred Stock pursuant to which it received net proceeds of approximately $4,130,000. See Note 6 to Notes to Unaudited Financial Statements. The Company has used and expects to use such proceeds for sales and marketing of C-Phone Home, the continued development of additional C-Phone products and features and related products, for sales and marketing of C-Phone, and working capital, including funding anticipated increases in inventories and receivables.

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

              C-Phone Home may be purchased on a stand-alone basis or, similar to the method by which most cellular telephones are sold, at a lower price when purchased with telecommunications services offered by the Company. While, to date, approximately 50% of C-Phone Home sales have been made under the latter purchase option, that percentage has been decreasing steadily with the expansion into catalog and international sales and the Company believes that, with planned sales of co-branded units, future sales under such purchase option will be at an even significantly lesser percentage of total C-Phone Home sales. However, since future sales may continue to be made under such purchase option, and since the current manufactured cost exceeds the net proceeds received by the Company from the sale of a C-Phone Home unit sold under such purchase option, until such time, if at all, as (i) the Company is able to significantly reduce its manufactured cost, or (ii) profits from the sale of telecommunications services exceed the difference between the manufactured cost and the sales price of C-Phone Home under such purchase option, the Company's sales of C-Phone Home under such purchase option will not be profitable. As a result of the foregoing, the Company's activities since 1994 and the low volume of sales, the Company has incurred significant losses during the three fiscal years ended February 28, 1997 and the nine months ended November 30, 1997. The Company expects to continue to incur significant losses in the foreseeable future due to its significant expenditures for product development and the commercialization of C-Phone Home.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1997 ("3RD QUARTER 98") AS COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996 ("3RD QUARTER 97")

              REVENUES. Net sales increased 35% to $449,514 in 3rd Quarter 98 from $332,955 in 3rd Quarter 97 as a result of increased sales of C-Phone Home. Other revenue decreased 91% to $12,968 in 3rd Quarter 98 from $149,485 in 3rd Quarter 97 as a result of decreased revenue from software development. As a result, revenues decreased 4% to $462,482 in 3rd Quarter 98 from $482,440 in 3rd Quarter 97.

              COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventory to net realizable value). Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold increased 121% to $662,925 (147% of net sales) in 3rd Quarter 98 from $299,921 (90% of net sales) in 3rd Quarter 97. The increase in both the cost of goods sold and the percentage of cost of goods to net sales was primarily related to an increase in net sales of C-Phone Home, the cost of manufacture of C-Phone Home at low volume levels, and the write-down of related inventory to its current net realizable value based upon the historical percentage of sales of C-Phone Home units below manufactured cost when sold in conjunction with telecommunications services. See "Overview." The cost of other revenues ($7,647) in 3rd Quarter 98 was 59% of related revenue while similar costs ($74,429) in 3rd Quarter 97 was 50% of related revenue.

              GROSS PROFIT (LOSS). The gross loss was $208,090 in 3rd Quarter 98, as compared to a gross profit of $108,090 (22% of revenues) in 3rd Quarter
97. The gross loss in 3rd Quarter 98 was primarily the result of the decrease in other revenue and the Company's marketing strategy for C-Phone Home.

              SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 68% to $861,752 (186% of revenues) in 3rd Quarter 98 from $512,696 (106% of revenues) in 3rd Quarter 97. The primary reason for the increase was a 88% increase in selling and marketing expenses to approximately $375,000 in 3rd Quarter 98 from approximately $200,000 in 3rd Quarter 97, substantially all of which increase was directly related to the marketing of C-Phone Home. Other increases in expenses directly related to C-Phone Home were increased personnel costs resulting from additional customer support and administrative personnel and increased reserve for bad debt expenses as a result of the historical experience of the retail industry. In addition, other increases in administrative expenses were increased legal and accounting expenses primarily as a result of the complexities related to the addition of the C-Phone Home product line, the reallocation of duties of certain personnel from research, development and engineering, and increased investor relations and other shareholder expenses resulting from a significant increase in the number of holders of record of the Company's common stock. The Company expects that it will continue to incur substantial selling, general and administrative expenses during the fiscal year ending February 28, 1998 ("Fiscal 1998") as a result of the continued commercialization of C-Phone Home.

              RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses were $234,394 (51% of revenues) in 3rd Quarter 98 as compared to $235,155 (49% of revenues) in 3rd Quarter 97. A decrease in personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative was offset by increased costs primarily related to the development of enhancements to C-Phone Home. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

              OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss increased 103% to $1,304,236 in 3rd Quarter 98 from $639,761 in 3rd Quarter 97.

              INTEREST. Interest income decreased 31% to $20,440 in 3rd Quarter 98 from $29,458 in 3rd Quarter 97 as a result of the continued use of the Company's cash and cash equivalents to fund operations.

              INCOME TAXES. The Company's losses for 3rd Quarter 97 and 3rd Quarter 98 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.


NINE MONTHS ENDED NOVEMBER 30, 1997 ("NINE MONTHS 98") AS COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1996 ("NINE MONTHS 97")

              REVENUES. Net sales decreased 14% to $1,202,424 in Nine Months 98 from $1,400,483 in Nine Months 97 reflecting an industry-wide slowdown in the continued acceptance of PC-based desktop video conferencing partially offset by a increase in net sales of C-Phone Home in 3rd Quarter 98. Other revenue decreased 86% to $21,007 in Nine Months 98 from $149,485 in Nine Months 97 as a result of decreased revenue from software development. As a result, revenues decreased 21% to $1,223,431 in Nine Months 98 from $1,549,968 in Nine Months 97.

              COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventory to net realizable value). Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold increased 70% to $1,982,347 (165% of net sales) in Nine Months 98 from $1,163,298 (83% of net sales) in Nine Months 97. The increase in cost of goods sold and the increase in the percentage of cost of goods sold to net sales were both primarily related to the cost of manufacture of C-Phone Home and the write-down of related inventory to its current net realizable value based upon the historical percentage of sales of C-Phone Home units below the manufactured cost when sold in conjunction with telecommunications services. See "Overview." The cost of other revenues ($8,659) in Nine Months 98 was 41% of related revenue while similar costs ($74,429) in Nine Months 97 was 50% of related revenue.

              GROSS PROFIT (LOSS). The gross loss was $767,575 in Nine Months 98, as compared to a gross profit of $312,241 (20% of revenues) in Nine Months
97. The gross loss in Nine Months 98 was primarily the result of the decrease in net sales, the decrease in other revenue and the Company's marketing strategy for C-Phone Home.

              SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 80% to $3,027,075 (247% of revenues) in Nine Months 98 from $1,680,653 (108% of revenues) in Nine Months 97. The primary reason for the increase was a 136% increase in selling and marketing expenses to approximately $1,572,000 in Nine Months 98 from approximately $666,000 in Nine Months 97, substantially all of which increase was directly related to the marketing launch of C-Phone Home. Other increases in expenses directly related to C-Phone Home were increased personnel costs resulting from additional customer support and administrative personnel and increased reserve for bad debt expenses based upon the historical experience of the retail industry. In addition, other increases in administrative expenses were increased legal and accounting expenses, primarily as a result of the complexities related to the addition of the C-Phone Home product line, the reallocation of duties of certain personnel from research, development and engineering, and increased investor relations and other shareholder expenses resulting from a significant increase in the number of holders of record of the Company's common stock. The Company expects that it will continue to incur substantial selling, general and administrative expenses during the Fiscal 1998 as a result of the continued commercialization of C-Phone Home.

              RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 2% to $755,380 (62% of revenues) in Nine Months 98 from $768,123 (50% of revenues) in Nine Months 97. The decrease was primarily the result of a decrease in personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative partially offset by development and engineering expenses related to the development of enhancements to C-Phone Home. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

              OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss increased 113% to $4,550,030 in Nine Months 98 from $2,136,535 in Nine Months 97.

              INTEREST. Interest income decreased 7% to $104,713 in Nine Months 98 from $113,126 in Nine Months 97 as a result of the continued use of the Company's cash and cash equivalents to fund operations partially offset by the net proceeds obtained from the March Placement.

              INCOME TAXES. The Company's losses for Nine Months 97 and Nine Months 98 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

FINANCIAL CONDITION

              The Company has financed its recent operations  primarily from the proceeds of the 1994 Public Offering, which raised net proceeds of approximately $12,288,000, the March Placement, which raised net proceeds of approximately $4,370,000, and the December Placement, which raised net proceeds of approximately $4,130,000 on December 19, 1997.

              At November 30, 1997, the Company had working capital of $2,485,319 (an increase from $2,318,766 at February 28, 1997) and cash and cash equivalents (including short-term investments) of $1,369,118 (as compared to $1,398,049 at February 28, 1997). The Company's invested funds consist primarily of United States Treasury Bills and obligations of United States government agencies. During Nine Months 98, operating activities used $4,390,377 of net cash, primarily to fund operating activities, investing activities used $37,968 of net cash for equipment purchases, and financing activities provided $4,399,414 of net cash primarily from the March Placement. Due to the technical nature of the Company's business and the anticipated expansion of its C-Phone technology into new applications, management expects to continue to expend significant resources for continued development and engineering as well as selling and marketing expenses.

              The Company believes that its current working capital, which includes the net proceeds from the March Placement and the December Placement, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures, including the continued development and commercialization of C-Phone Home, through the end of the third quarter of calendar 1998. However, if C-Phone Home gains significant market acceptance, of which there can be no assurance, the very substantial investment which would then be required by the Company for manufacturing, inventory and marketing expenditures and carrying of accounts receivable related to the commercialization of C-Phone Home, would require the Company to obtain even more working capital. The Company anticipates that such additional funds should be available through one or more possible sources, including through (i) a private placement of (a) its debt securities, including debt securities convertible into common stock, and/or (b) its common or preferred stock, (ii) the exercise of the Company's outstanding common stock purchase warrants, if the market price of the common stock were to exceed the exercise price of such warrants, of which there can be no assurance, and/or (iii) a public offering of common stock. Unless adequate income relating to sales of C-Phone Home is attained, the timing or receipt of which cannot be predicted, the Company may require additional cash resources for the development of alternative products. There can be no assurance that additional funds needed by the Company will be available when needed or, if available, that the terms of such fundings will be favorable or acceptable to the Company.

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

              The Company leases its facility and owns its manufacturing equipment free from encumbrances. As of November 30, 1997, the Company had no material commitments for capital expenditures.

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

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     EXHIBITS

                      27.  Financial Data Schedule

              (b)     REPORTS ON FORM 8-K

                      The Company did not file a Current Report on Form 8-K during the quarter ended November 30, 1997; although a report on Form 8-K (responding to Item 5 - "Other Events") was filed by the Company on December 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        C-PHONE CORPORATION



Date: January 14, 1998          By: /s/ DANIEL P. FLOHR
                                    --------------------------------------------
                                    Daniel P. Flohr
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: January 14, 1998          By: /s/ PAUL H. ALBRITTON
                                    --------------------------------------------
                                    Paul H. Albritton
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)