Form 10KSB
period 1998-02-28
C-PHONE CORP
filed 1998-05-29
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-KSB
  (Mark One)

  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended February 28, 1998
                                            -----------------

  | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to ______________

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

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $1,890,666

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

         Approximately $31,643,000 based on the last published sale price ($5-11/32) on The Nasdaq National Market on May 26, 1998.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of May 26, 1998 - 7,058,200 shares.

         Documents Incorporated by Reference: Portions of the issuer's definitive proxy statement to be mailed to shareholders in connection with the issuer's 1998 Annual Meeting are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

         Transitional  Small Business  Disclosure  Format (check one) Yes [ ] No
[X]

                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----


Glossary ...................................................................  ii

1.       Description of Business ...........................................   2

2.       Description of Property ...........................................  13

3.       Legal Proceedings .................................................  13

4.       Submission of Matters to a Vote of Security Holders ...............  13

5.       Market for Common Equity and Related Stockholder Matters ..........  14

6.       Management's Discussion and Analysis or Plan of Operations ........  14

7.       Financial Statements ..............................................  23

8.       Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure ............................  24

9.       Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act. ................  24

10.      Executive Compensation. ...........................................  24

11.      Security Ownership of Certain Beneficial Owners and Management. ...  24

12.      Certain Relationships and Related Transactions. ...................  24

13.      Exhibits and Reports on Form 8-K. .................................  24

Signatures .................................................................  28

                                    GLOSSARY

Algorithm:                    A step-by-step problem solving procedure.

Analog telephone lines:       Standard telephone lines in use in most home (also
                              known  as  POTS  (plain  old  telephone   service)
                              lines).

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

ISDN: Integrated services digital network - A set of protocol and interface standards that effectively provide 3 separate, integrated, transmission channels. ISDN service is expected to replace certain current telephone lines.

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

Packet:                       A  sequence  of  digitized   information  that  is
                              transmitted as a unit.

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

                                     PART I

Item 1.  Description of Business
         -----------------------

GENERAL

         C-Phone Corporation (the "Company") has been, and is, primarily engaged in the engineering, manufacturing and marketing of a line of TV-based video phones and PC-based desktop video conferencing systems. The Company's stand alone TV-based video conferencing system or "video phone", which operates over regular analog telephone lines using a standard television set, is marketed under the name C-Phone Home(TM). In addition, in March 1998, the Company began limited shipments of its C-Phone DS 324 TV-based video phone, which operates over both analog and ISDN digital telephone lines. In May 1998, the Company introduced C-Phone ITV(TM), a TV-based set top device that provides Internet access using a standard television set and an analog telephone line. The
Company's PC-based video conferencing systems, which operate over local area networks ("LANs"), are marketed under the name C-Phone(R).

         The Company was incorporated in New York in 1986 under the name Target Tuning, Inc., as a manufacturer of promotional radios. In 1990, the Company developed data/fax modems under the name "TWINCOM" and changed its name to Target Technologies, Inc. In early 1993, because of continued price pressures, shrinking margins and for competitive reasons, the Company shifted its primary focus from modems to the development of video conferencing products; and, during the fiscal year ended February 28, 1995, the Company phased out its modem product line as it was no longer profitable. In August 1994, the Company completed an initial public offering pursuant to which the Company received net proceeds of approximately $12,288,000. In March 1997, the Company completed a private placement pursuant to which it received net proceeds of approximately $4,370,000. In December 1997, the Company completed a second private placement pursuant to which it received net proceeds of approximately $4,110,000. In May 1998, the Company received net proceeds of approximately $4,600,000 from the exercise of outstanding warrants and options. See Item 6 - "Management's
Discussion and Analysis or Plan of Operation - Recent Equity Offerings" and Notes 6 and 14 of Notes to Financial Statements included in Item 7 "Financial Statements."

         Since 1993, the Company has invested significant resources in product development, engineering and marketing activities for its video conferencing systems and related products. As a result of these activities and the low volume of sales during the initial commercialization of its video conferencing systems and video phones (which initial commercialization is ongoing), the Company incurred significant losses during the three fiscal years ended February 28, 1998 and expects that it will incur significant losses during its current fiscal year ending February 28, 1999 ("Fiscal 1999"). The Company anticipates that it will continue to make significant expenditures for product development and marketing of its TV-based products during the foreseeable future. See Item 6 - "Management's Discussion and Analysis or Plan of Operation - Overview." The Company believes that its TV-based products currently have greater market potential than its PC-based products and, in light of the lack of significant industry acceptance for PC-based desktop video conferencing products operating over a LAN, and the Company's limited financial and other resources, the Company has decided to shift its resources to its TV-based products, although the Company will continue to support and provide equipment to its existing customer base for its PC-based products and to new customers in connection with specialized applications relating to its PC-based products, if any, that may be presented to the Company. See "Marketing and Sales - PC-BASED PRODUCTS."

         In August 1996, in order to more closely identify the Company with its C-Phone product line, and to eliminate confusion among investors, the Company changed its name to "C-Phone Corporation."

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

         During the last several years, mobile video conferencing systems, known as "roll-about" systems, have become available at prices generally ranging from $15,000 to $30,000, which allow the video conferencing equipment to be moved between locations. In addition, desktop video conferencing ("DVC") systems using a personal computer ("PC") have been developed, some of which offer advantages over video conferencing rooms and "roll-about" systems. A DVC system improves productivity by offering the ease of operation of a telephone, avoiding the need for special scheduling, and allowing the video conferencing participants to share software applications. In addition, a DVC system is substantially less expensive than a video conferencing room or "roll-about" system, with a system price, excluding the cost of the PC, of typically less than $5,000, with prices of certain available systems as low as $1,200 to $2,000. However, neither the DVC market in general nor the Company's PC-based product line in particular has achieved substantial market acceptance. See "Marketing and Sales - PC-BASED PRODUCTS." and Item 6 - "Management's Discussion and Analysis or Plan of Operation - Overview."

         Historically, video conferencing systems have used digital telephone lines to interconnect users. In order to transmit a real-time video image over a digital telephone line, the electronic video and accompanying audio signal (which, in its original form, may contain over 130 million bits of data per second) must first be "digitized" and then reduced or "compressed" to fit the capacity of the digital telephone line. The video signal is compressed by eliminating data, which typically causes the quality of the video image to degrade. After transmission, the video image is then reconstructed or "decompressed." The quality of the reconstructed image is a function of (i) the sophistication of the compression algorithm (which determines the information to be eliminated), (ii) the amount (expressed as bits per second ("bps")) of real-time data which can be transmitted over the digital telephone line, (iii) the power, speed and sophistication of the codec (which ranges in price from $1,000 to $25,000, unless a lower quality codec is built into the PC processor), and (iv) the relative amount of audio accompanying the video signal.

         With the widespread availability of modems which permit the transmission of data over analog telephone lines at rates of up to 33,600 bits of data per second, as well as the recent adoption of the H.324 standard for video conferencing over analog telephone lines, several companies, including the Company, have announced or introduced products to allow video conferencing using modems over analog telephone lines. While these systems operate at a significantly lower video frame rates (ranging up to 16 fps under ideal conditions, as compared to television which delivers a higher resolution video image at 30 fps) and often without fully synchronized audio, such products are designed to appeal to non-commercial home users and small businesses, and are less expensive to own and operate than video conferencing products requiring a digital telephone line. During the past two years, a number of companies have introduced products which, when connected to a PC, allow video telephone calls to be made through analog telephone lines over the

Internet. Although video conferencing over the Internet may eliminate long distance telephone charges, the fps rate is less than with a direct telephone connection, the lack of industry standards requires the use by the parties of comparable equipment, portions of the conference may be "lost" in the transmission and delays in the receipt of the transmission may occur. As a result, the Company does not expect that Internet video conferencing will materially affect the market for direct video conferencing over analog telephone lines.

         In 1997, several companies, including the Company, introduced TV-based "set-top" video phones which allow users to make video calls using their television sets and an analog telephone line without the need for a PC. As with PC-based systems, these TV-based systems operate at significantly lower video frame rates (ranging up to 16 fps under ideal conditions) and often without fully synchronized audio. Also in 1997, several other companies introduced video phones containing their own screen which allow users to make video calls using an ISDN telephone line utilizing the H.320 standard. In 1998, the Company introduced its TV-based video phone which also operates over an ISDN digital telephone line utilizing the H.324 standard and is capable of delivering higher video frame rates (ranging up to 30 fps under ideal conditions). See "The Company's Products - TV-BASED PRODUCTS."

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

         The ITU formally adopted the H.323 standard in November 1996 for video conferencing over a LAN. Although the Company believes that adoption of the
H.323 standard may lead to wider use of video conferencing over a LAN, the quality of such video conferencing will not be as high as with direct dialed video calls and it is uncertain as to whether managers of LAN systems will find the increased amount of LAN traffic acceptable to their systems.

THE COMPANY'S PRODUCTS

TV-BASED PRODUCTS

         The Company's TV-based "set-top", video phones allow users to make video phone calls using their television set and their analog or ISDN telephone line. The Company believes that a market for its TV-based products exist for (i) business applications, such as videoconferencing, video surveillance, recruiting, distance learning and training, tele-maintenance and tele-health, and (ii) personal use, such as signing by the hearing impaired and video phone calls between family members, including grandparents and their grandchildren, parents and their children away at school, and divorced or separated parents and their young children.

         The Company introduced C-Phone Home at the January 1997 Consumer Electronics Show and began commercial shipments in March 1997. The Company introduced C-Phone DS 324 at the January 1998 Consumer Electronics Show and began limited commercial shipments in March 1998. The Company believes that its DS 324 video phone is the only product currently on the market which is capable of using either an analog or ISDN telephone line and is designed to be compatible with both H.324 and H.320 standards.

         C-PHONE HOME. C-Phone Home allows a user to engage in video conferencing over an analog telephone line using a standard television set or monitor and is capable of delivering data at rates of up to 16 fps. C-Phone Home consists of a "set-top" box, a hand-held remote control and an AC power adapter. The set-top box, which weighs less than five pounds, connects to the television's RF or audio and video inputs and includes a color camera, built-in full-duplex microphone, modem (to connect to the telephone line), codec and proprietary software. The remote control allows the users to dial, answer or end a call by pushing one or two buttons. In addition, C-Phone Home offers easy-to-use on-screen instructions and text menus to operate and configure the system. C-Phone Home utilizes the H.324 standard and is designed to be compatible with other systems using such standard. See "Industry Standards."

         C-PHONE DS 324. In addition to having all the features of C-Phone Home, the DS 324 also operates over ISDN digital networks, and is capable of delivering video data at rates of up to 30 fps when used with an ISDN digital telephone line. The DS 324 video phone can be used to make video telephone calls to any other video conferencing device that supports the
    H.324 standard (and will support the H.320 standard in the near future), including PC-based systems, video conferencing rooms and TV-based video phone using either analog telephone lines or ISDN digital telephone lines. In addition to the basic C-Phone DS 324, the Company also offers several enhanced models. The C-Phone DS 324 Pro features an external, higher quality, pan, tilt and zoom camera with far end control and the C-Phone AV 324 contains multiple jacks for connecting video surveillance equipment.

         The Company has no reliable data to assure that there will be significant market acceptance of TV-based video phones in general, or the Company's products in particular, and there can be no assurance that the
Company's TV-based video phones will gain sufficient market acceptance to generate significant commercial sales. In addition, previous efforts to sell video phones by larger, better known, companies than the Company have been unsuccessful due, in part, to the inability of such systems to deliver video data at the rate of greater than between one-half to ten fps and to the inability of such systems to emulate a normal telephone call, primarily as the result of lower audio quality associated with the analog phone line's limited bandwidth which must be shared with video data. Currently, the Company's TV-based video phone, when operating over an analog telephone line, is capable of delivering video data at rates of up to 16 fps under ideal circumstances. Many factors, taken either singularly or together, will lower the frame rate. These include non-optimal conditions on the phone line to the user's premises, the presence of noise on the phone line and substantial movement in the video being transmitted, especially when transmitting in a high resolution mode. In the instance when any or all of these factors are present, frame rate may be reduced to as low as one fps. The Company believes that most users of the Company's TV-based video phone will prefer full screen, highest resolution mode, when frame rates are typically four to eight fps. At these lower frame rates, there is not enough motion in the lips of the users for video and audio synchronization to be necessary, and the Company's TV-based video phone transmits the audio with as little processing delay as possible in an attempt to make the users feel as if they are participating in a regular phone call. In other conditions, where over ten to twelve fps are transmitted, lip synchronization may be more desirable and may result in as much as a one-half second delay in the audio transmission. Such a delay may not be acceptable by most consumers and, as a result, there can be no assurance that the Company will be able to achieve a satisfactory level of consumer acceptance of the Company's TV-based video phone within a reasonable period of time, if at all.

The Company began limited shipments of its DS 324 TV-based video phone in March 1998, which is capable of delivering video data at rates of up to 30 fps when used with an ISDN digital telephone line. While many of the same factors mentioned above also impact the audio and video of the Company's video phone when used with an ISDN digital telephone line, the increased bandwidth afforded by a digital telephone line significantly increases the quality of the audio and video as compared to operation over an analog telephone line. However, due to
(i) the higher price of the Company's DS 324 video phone, and (ii) the installation cost and higher monthly service fee of an ISDN telephone line as compared to an analog telephone line, there can be no assurance that the Company's DS 324 video phone will receive market acceptance. See "Marketing and Sales -TV-BASED PRODUCTS."

         The Company recently introduced C-Phone ITV, a self contained set-top device that provides Internet access, without a PC, using a standard television and a regular analog phone line. C-Phone ITV consists of a "set-top" box and a wireless, infrared unit, which also functions as a universal remote control. C-Phone ITV is capable of connecting to any Internet Service Provider by a dial-up connection and allows the user complete Internet access, including to the World Wide Web and for e-mail. The device's hardware key allows easy configuration, stores the Internet account information for each individual user and serves as a lock-out device to prevent unauthorized or unsupervised use. C-Phone ITV, which includes an embedded web browser, offers many of the same features commonly available on PC web browsers, including Secure Socket Layer ("SSL") protocol for Internet purchases via credit card, and the ability to view and play a wide range of sound, animation, and graphic file formats which may be retrieved from the Internet. C-Phone ITV has a printer port with built in drivers to directly support over 150 different commercially available printers. The device also features stereo audio outputs. Higher resolution VGA computer monitors can be connected as well, and a mouse or wired keyboard can be used in place of the wireless keyboard. A variety of additional capabilities, including network computer functionality and Java(TM) support, can be added to C-Phone ITV through ROM card upgrades. To date, the Company has supplied only limited quantities of the device to certain of its business and institutional partners. Retail distribution plans still are being formulated, and there can be no assurance that the device will receive market acceptance or that the Company can successfully negotiate acceptable distribution arrangements. See "Marketing and Sales - PC-Based Products."

PC-BASED PRODUCTS

         The Company's C-Phone video conferencing products primarily are used as PC-based DVC systems operating over a LAN. The C-Phone system permits two or more persons using PCs linked by a LAN to engage in real-time, full-color, television-quality video calls with fully synchronized audio. The video image of the participants appears on the computer monitor, and the audio is produced from the camera/speaker/microphone unit mounted on the monitor or through a conventional telephone handset. Within the LAN, C-Phone's video image is displayed at a rate of 30 fps regardless of image size. C-Phone users also can call outside of their LAN to other C-Phones, PC-based systems or video conferencing rooms, with picture quality equal to that of other presently available video conferencing systems, which typically offer less than television quality picture, depending on the type of codec and the type and number of digital telephone lines used. The C-Phone system is designed to be compatible with all PC-based codecs, whether they contain standard or proprietary protocols, provided that the codec manufacturer provides the requisite developmental software. As a result, a C-Phone user calling outside the LAN is able to connect to any other video conferencing system, provided the systems have compatible codecs. See "Industry Standards." In addition to its LAN systems, the Company's video conferencing products can be used in traditional video conferencing room systems and in small group "roll-about" units.

MARKETING AND SALES

TV-BASED PRODUCTS

         The Company introduced its first TV-based product C-Phone Home, as a production prototype, at the January 1997 Consumer Electronics Show. At the time of such introduction, the Company had engaged in only preliminary marketing for C-Phone Home and had not obtained any orders for consumer resale. Based upon perceived enthusiasm from the trade for C-Phone Home, the Company determined that a viable market for the product existed, and that its marketing strategy should be to make initial sales of C-Phone Home through one or more large consumer electronics retail chains, assuming that the Company could convince such chains that C-Phone Home was a credible product deserving retail store display space. The Company's net revenues from TV-based products since commercial introduction in March 1997, through February 28, 1998, have aggregated approximately $1,027,000.

         The Company uses independent manufacturer's representative organizations to act as the Company's national field sales force for the Company's TV-based video phones. In addition, the Company has established relationships with companies operating in 15 countries, including South Africa, India, Malaysia, Mexico, Canada, Korea and Japan for the foreign distribution of its TV-based video phones. The Company's international partners are responsible for establishing a local presence for the product, creating market awareness, handling local government import and certification requirements, arranging local technical support and distribution, demonstrating the product at trade shows, implementing local advertising and marketing programs and translating the operating system and manual and related materials.

         As part of the Company's plan to develop market awareness and acceptance for its TV-based video phone, the Company has entered into an agreement (the "Sprint Agreement") with an affiliate of Sprint Corporation ("Sprint") to supply Sprint with its TV-based video phone co-branded with the C-Phone and Sprint names. However, Sprint is not obligated to purchase any minimum number of units and, through May 26, 1998, had purchased for resale only a limited number of units to test market the product in five stores. Pursuant to the Sprint Agreement, Sprint is entitled to return to the Company any unsold units (excluding those units that it has already purchased for its test marketing) that are held in its inventory for more than four months, provided that no more than one-third of the total number of units purchased by Sprint during the term of the Sprint Agreement may be returned, and to receive, at its option, either a cash refund or a credit against future purchase, in an amount equal to 80% of the original invoice price for such units. At such time, if at all, as Sprint purchases a significant amount of products from the Company, the exercise by Sprint of its right to return for cash of a significant number of units could have a material adverse effect on the Company and its available cash resources. In addition, pursuant to the Sprint Agreement, in order to permit Sprint to continue to sell the co-branded TV-based video phone, in the event that, among other things, (i) the Company is unwilling or unable to provide upgrades or modifications to the software for the unit, or (ii) the Company liquidates or becomes insolvent or the subject of a bankruptcy petition, the Company has agreed, if requested by Sprint, to place in escrow the source codes (the "Source Codes") for the software related to the unit. Upon the occurrence of such events, the Source Codes would be released to Sprint on a nonexclusive, non-transferable basis (and subject to establishment of a reasonable royalty payment) for so long as any such event is continuing. The Company believes that a release of the Source Codes, which include non-public, proprietary information, could have a material adverse effect on the Company.

         In addition to the sale of its video phones through telecommunications companies, through international distributors and special projects, the Company's marketing strategy includes sales to consumer electronic retailers, including catalog companies. The Company has had only limited prior experience in marketing and selling its products to consumer electronic retailers, some of whom have special problems, such as inadequate working capital, which may affect their ability to timely pay for their purchases from the Company and may require the Company to grant extended credit terms. Such retailers typically require that their vendors pay advertising expense prior to consumer resale and payment to the vendor. Furthermore, and irrespective of the contracted payment terms negotiated with such retailers, such retailers generally do not pay for their merchandise unless and until such merchandise "sells through" to the consumer, thereby creating higher payment risks.

         The Company has limited sales, marketing and distribution experience relating to retail consumer goods. The commercialization of the Company's
TV-based video phones require certain sales, marketing and distribution capabilities, some of which the Company does not currently possess, and there can be no assurance that the Company will be able to establish and retain a sales and marketing capability which would be successful in gaining commercial market acceptance for the Company's TV-based video phones. The Company is devoting a material portion of its available resources for the commercialization of the Company's TV-based video phone, and failure of the Company to establish the necessary sales, marketing and distribution network for this product will have a material adverse effect on the Company's financial condition.

PC-BASED PRODUCTS

         The Company developed its initial PC-based product in 1993 for desktop video conferencing over a LAN, and has developed a number of enhancements since such time. However, the market for this type of PC-based video conferencing has not matured as rapidly as expected. In order to expedite the commercial introduction of its video conferencing products, the Company's initial sales and marketing strategy was to attempt to form alliances with strategic partners, primarily nationally recognized system integrators, resellers, telecommunication service companies and original equipment manufacturers, to assist the Company in identifying, developing and exploiting specific high-volume market applications which would incorporate the Company's video conferencing products into larger information management and communication systems. Although the Company has entered into several such alliances, none of such alliances resulted in significant commercial sales. During 1996, the Company reoriented the emphasis of its sales and marketing strategy and focused on sales to regional resellers, including systems integrators, telephone system dealers and audio/visual specialists, and selected large potential customers with needs for customized video conferencing capabilities. The Company's revenues from PC-based products during the year ended February 28, 1998 ("Fiscal 1998"), aggregated approximately $863,000. In light of the Company's shift in focus to its TV-based products, the lack of significant industry acceptance for PC-based desktop video conferencing products operating over a LAN, and the Company's limited financial and other resources, the Company has decided to shift its resources to its TV-based products, although the Company will continue to support and provide equipment to its existing customer base for its PC-based products and to new customers in connection with specialized applications relating to its PC-based products, if any, that may be presented to the Company.

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

         A significant portion of the Company's past revenues have been dependent on sales to a limited number of customers. During Fiscal 1998, net revenues from Comtrad Industries and Nobody Beats the Wiz (the "Wiz"), were 11.0% and 10.4%, respectively, of the Company's net revenues from TV-based products (and 6.0% and 5.6%, respectively, of the Company's total net revenues) and the Company's ten largest customers for TV-based products accounted for approximately 73.1% of the Company's net revenues from TV-based products (and 39.7% of the Company's total net revenues). During the year ended February 28, 1997 ("Fiscal 1997"), net revenues from Mirage Resorts, Inc. and C-Phone Europe NV/SA (the Company's former European distributor) constituted 14.3% and 10.3%, respectively, of the Company's net revenues (all of which was related to the Company's PC-based product). Although the Company requires its non-North American distributors to purchase a minimum annual amount of products to maintain their exclusive distributorships, the Company does not have written agreements with any of its customers which require the purchase of any minimum quantities of products and, therefore, such customers could reduce or curtail their purchases at any time. As a result, a substantial reduction in orders from existing customers (which has occurred from time to time) would have a material adverse effect on the Company unless the Company is able to attract orders from new customers, of which there can be no assurance. On December 16, 1997, the Wiz filed for protection under the United States bankruptcy laws and there can be no assurance as to the amount, if any, that the Company will receive as payment on its outstanding accounts receivable from the Wiz (which constitutes all sales to the Wiz during Fiscal 1998), and the Company has established an allowance for doubtful accounts equal to substantially all of its Wiz receivables.

         During Fiscal 1998, the Company's non-U.S. net sales aggregated approximately 17.1% of total net sales, and were derived from resellers primarily located in South Africa, India, Malaysia, Mexico, Canada, Korea and Japan, 55.6% of which were from TV-based product sales and 44.4% of which were from PC-based product sales. During Fiscal 1997, the Company's non-U.S. net sales, all of which were from PC-based products, aggregated approximately 15.0% of total net sales, and were derived from the Company's former European distributor and resellers in Canada, Europe and southeastern Asia. A reduction in the volume of non-U.S. trade or any material restrictions on such trade could have a material adverse impact on the Company's revenues from its PC-based video conferencing products. The Company sells to its Canadian reseller on credit terms and usually makes its other foreign sales on a prepaid basis due to the difficulty in collecting foreign accounts receivable; and any change in such policy which may be occasioned by the potential of larger orders from one or more foreign customers could expose the Company to increased credit risks. Foreign sales are denominated in U.S. dollars and the Company does not incur any foreign currency risks; however, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to foreign customers, which could result in a reduction in foreign sales or profitability of foreign sales.

MANUFACTURING

         The Company's products are comprised primarily of components manufactured on a batch basis by the Company, sub-assemblies and parts manufactured to the Company's specifications by third parties and certain other "off the shelf" electronic components purchased from third parties. To date, a substantial portion of the Company's manufacturing, as well as the final assembly, testing and packaging of all of its products has been performed at the Company's facility in Wilmington, North Carolina.

         The Company relies on a number of small and large manufacturers that supply a wide variety of off-the-shelf semiconductor integrated circuit chips and specialized electronic components, several of which manufacturers are the sole source of supply. The Company also relies on third party manufacturers and assemblers to manufacture and/or assemble certain components and sub-assemblies for the Company's products that are built to the Company's specifications and which require fabrication equipment the Company does not presently possess. Further, the Company relies on third party manufacturers for specialized sub-assemblies, including the charged coupled device color camera presently used by the Company which, although not built to Company specifications, are manufactured outside of the United States and are inventoried by the manufacturers in limited quantities. While the Company believes that all these components could be obtained elsewhere if needed and that the Company's products could be redesigned to use alternative components, no assurance can be given that other sources of supply would be available without significant delay or increased cost, and the use of alternative available components could require re-engineering by the Company of portions of its products, which could impose additional cost and significant delay on the Company. In addition, the Company's reliance on third parties to manufacture and sub-assemble certain components involve significant risks, including reduced control over delivery schedules, the inability to ship product under "just-in-time" arrangements and quality assurance. Furthermore, certain of the

Company's manufacturers, sub-assemblers and suppliers, including suppliers of components made outside the United States, may require the Company to make firm scheduling and delivery commitments and deliver secure financing arrangements, such as letters of credit, as a condition to fulfillment of their contractual obligations to the Company. Failure to obtain an adequate supply of components and required sub-assembler services on a timely basis would have a material adverse effect on the Company. As a result, the Company anticipates that, if it is successful in the commercialization of its products, so that larger quantities of its products can be sold, the Company will become even more dependent on a timely supply of purchased inventory, and will be required to devote significant capital to inventory. The Company currently does not have the significant financial resources necessary to fully fund such level of commercialization. See Item 6 - "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources."

         While the Company has been manufacturing certain video conferencing components since 1994, sales volume to date has kept production at relatively low and inefficient levels. In order to be profitable, the Company must be able to manufacture its products at acceptable costs and there can be no assurance that the Company will be able to make the transition to higher production volume successfully or within acceptable profit margins. As the Company only has limited experience in manufacturing commercial quantities of its products, and anticipates heavy reliance on contract manufacturers if demand for its products increase, the Company is in the process of evaluating a third party for the purpose of providing final assembly of its products. However, there can be no assurance that such third party will be acceptable or that the parties can agree on terms that are acceptable to the Company. Furthermore, there can be no assurance that unforeseen technical or other difficulties will not arise which could interfere with the development or manufacture of its products, or prevent, or create delays in, marketing of its products.

COMPETITION

GENERAL

         The technology underlying video conferencing products is subject to rapid change, including potential introduction of new products and technologies which may have a material adverse impact on the Company's products. The Company needs to maintain an on-going research, development and engineering program and its success, if any, will depend in part on its ability to respond quickly to technological advances by developing and introducing new products or features. There can be no assurance that the Company will have the financial ability to maintain an appropriate on-going research, development and engineering program and, if it has such ability, whether the Company will be able to foresee and respond to technological advances in a timely manner, if at all. In addition, even though the open architecture of the Company's products allow components to be replaced as new technologies develop, there can be no assurance that the development of technologies and products by competitors will not render the Company's products non-competitive or obsolete.

TV-BASED PRODUCTS

         To date, TV-based video conferencing over analog telephone lines has received very limited market acceptance and TV-based video phones using ISDN telephone lines has been confined to more expensive products designed to support limited business applications. As a result of recent technological advances and the adoption of the H.324 standard for video telephony over analog telephone lines, consumer video phones are being developed by a number of companies, some of which are more established, benefit from greater market recognition and have significantly greater financial, technological, manufacturing and marketing resources than the Company. The Company expects that the Company's TV-based video phones may face substantial competition from many well-known established suppliers of consumer electronic products, which may include Lucent Technologies, PictureTel Corporation, Philips Electronics N.V., Sony Corp, Tandberg and VTEL Corporation; and if any of such companies, among others, determine to market a competitive product, the Company could have difficulty obtaining necessary retail display space for its video phones. Many of these potential competitors sell television and telephone products into which they may integrate video phone systems, thereby eliminating the need to purchase a separate video phone system. 8x8, Inc., a manufacturer of integrated video compression semiconductors and associated software, from whom the Company previously had purchased integrated circuits for the Company's products, sells TV-based video phones which directly compete with the Company's TV-based video phones. Additionally, 8x8, Inc. sells private label TV-based video phones to several third parties and has licensed its video phone technology to other companies, including 3COM Corporation, Kyushu Matsushita Electric Co., Ltd., Leadtek and Truedox, which companies also are producing competing products. As a result, there can be no assurance that the Company will be able to compete successfully in the video phone market.

         The Company believes that the principal competitive factors in the TV-based video phone market are quality of video and audio, price, compatibility with standard communication protocols, ease of use, strength of distribution channels, ability to timely fulfill order requests, customer support, reliability and brand-name recognition. The Company's marketing efforts for its TV-based products have emphasized the Company being one of the first to offer a product for home use which is easy to use and has acceptable picture quality.

PATENTS AND OTHER INTELLECTUAL PROPERTY

         The Company has four United States patents (one of which is a design patent) and has pending five United States patent applications and one foreign patent application, all of which relate to technology incorporated in its video conferencing products and the design of various related components. The inventions which are the subject of these patent and patent applications were created jointly by Daniel Flohr and certain other employees of, or consultants to, the Company and, in each case, all rights to such inventions have been assigned to the Company. The Company has licensed, on a non-exclusive basis, its utility patent relating to the camera display configuration of its PC-based desktop video conferencing product.

         Patents and patent applications involve complex legal and factual issues. Moreover, the technology applicable to the Company's products is developing rapidly. A number of companies have filed applications for, or have been issued, patents relating to products or technology that are similar to some of the products or technology being developed or used by the Company. The scope and validity of these patents, the extent to which the Company may be required to obtain licenses thereunder or under other proprietary rights and the cost and availability of licenses, are unknown. There can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors developing similar or related technologies. Although the earliest patent owned by the Company was granted in 1995, and patents generally have a seventeen year life, due to rapidly developing technology, the Company contemplates that alternative technological solutions will be devised to accomplish the purposes of its patents substantially before the Company's patents expire, but that such patents may offer short-term protection from third parties. There can be no assurance that other parties have not applied for, or will not obtain, patents under which the Company would need to be granted a license or around which the Company would be forced to redesign its products. The Company seeks to protect its
intellectual   property   rights   through  a   combination   of  trade  secret,
nondisclosure and other contractual arrangements, and patent, copyright and trademark laws. The Company generally enters into confidentiality agreements with its employees, consultants, sales representatives and certain potential customers and limits access to and distribution of its proprietary information. However, there can be no assurance that these actions will be adequate to deter misappropriation of the Company's proprietary information, that the Company will be able to detect unauthorized use of its intellectual property rights, or that the Company can afford the high cost required to enforce, through litigation, its intellectual property rights. Moreover, any such litigation could result in substantial diversion of managerial time and resources, which could be better and more fruitfully utilized on other activities. Furthermore, since the Company does not have the resources to maintain a staff whose primary function is to investigate the level of protection afforded to third parties on devices which the Company uses in its products or sub-assemblies, there can be no assurance that a claim that the Company's products infringe on the intellectual property rights of others will not be asserted successfully against the Company in the future.

         In 1995, the U.S. Patent and Trademark Office (the "PTO") registered the "C-Phone" trademark to the Company. In 1996, in order to more closely identify the Company with its products, all of which utilize the C-Phone name, and in an attempt to eliminate confusion among investors, the Company changed its name to C-Phone Corporation. In August 1996, the Company was advised by the PTO that a former registered owner of the C-Phone trademark (which the PTO canceled in 1993 for failure to submit a required affidavit), had filed a petition to cancel the Company's registration, alleging that there was a likelihood of confusion between the marks, and that its failure to file a required affidavit was inadvertent. The former owner had used, and continues to use, the C-Phone name for marine telephone products, and may have certain "common law" rights to continued use of the name and to prevent others from using the name. A proceeding with respect to the matter is pending before the PTO's Trademark Trial and Appeal Board, who will determine whether the conflicting use by the Company is so confusingly similar that a registration should not have been granted to the Company. If the matter is not resolved between the parties and the Company is not successful in the current PTO proceedings, the Company may need to change the identifying name on its products, may determine that it is appropriate to change its corporate name and may be subject to damages if it could be shown that the Company had infringed the former owner's common law rights. Any change in the use by the Company of the C-Phone name would result in a loss of good will and identification which the Company has been promoting since 1993, and could have a temporary adverse impact on the Company's marketing plans.

IMPACT OF YEAR 2000 ISSUE

         Computer systems may experience problems handling dates beyond the year 1999 because many computer programs use only two digits to identify a year in a date field. As the Company's products do not include date/time mechanisms in their operating software, compliance with the Year 2000 issue is not a concern.

         During Fiscal 1998, for operational purposes, the Company made the decision to upgrade its internal financial software system, which is Year 2000 compliant. The Company has substantially completed the identification of other internal computer-based systems it uses which may require upgrading to insure operational continuity beyond December 31, 1999, and anticipates that the cost of bringing these internal minor systems into compliance will not be material. The Company is assessing the possible effects on the Company's operations of Year 2000 compliance related to key suppliers, subcontractors and customers. The Company's reliance on suppliers and subcontractors means that the failure to address compliance issues by these parties could have an impact on the Company's business, although the Company believes that such impact, if any, would not be material.

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

EMPLOYEES

         As of May 26, 1998, the Company employed 50 persons (all but 3 of whom were full-time employees), including 19 manufacturing and distribution employees, 13 product development and engineering employees, four sales and marketing employees, nine management and administrative employees and five customer support employees, as compared to 66 persons at May 15, 1997 (all of whom were full-time employees). The decrease in the number of the Company's employees was primarily a result of the Company's shift in focus away from PC-based products. The Company considers that its relationships with its employees are good. The continued development of the Company's business and operations is dependent upon the efforts and talents of three of its executive officers, Daniel Flohr, Tina Jacobs and Stuart Ross, and the services of certain key technical personnel. The loss of the services of any of these persons, as well as the inability of the Company to attract and then retain additional required qualified personnel in connection with the commercialization of the Company's TV-based video phone, would have a material adverse effect on the Company.

Item 2.  Description of Property
         -----------------------

         The Company conducts all of its operations from its 14,420 square foot Wilmington, North Carolina facility, approximately 17% of which is used for engineering, approximately 23% of which is used for administration and the balance of which is used for production, inventory, shipping and receiving.

         The Company leases its facility, which was built in 1993 to the Company's specifications, from its two principal executive officers, Daniel Flohr and Tina Jacobs, under a triple net lease pursuant to which the Company is responsible for all costs and expenses, including applicable taxes, relating to the facility. The current lease for the facility expires April 30, 1999 and has a three-year renewal option at a renewal rent no greater than the fair market value of the rented space at the beginning of the renewal term. The current base annual rent for the facility is $75,360, which was no greater than the fair market rental for the facility at the commencement of the current term. Mr. Flohr and Ms. Jacobs allow the Company to use approximately 9,000 square feet of a 1.4 acre adjacent tract of land owned by them (the "Adjacent Tract") as a parking area for the Company's employees and customers, in consideration for which the Company provides minimal maintenance of the parking area and pays approximately $345 per year of real estate taxes on the tract of land. The Company believes that the terms and conditions of the lease are no less favorable to the Company than those available from unaffiliated third parties.

         The Company's present facility is being fully utilized. In the event that the Company needs additional space, Mr. Flohr and Ms. Jacobs have offered to construct an additional building on the Adjacent Tract to the Company's specifications and to lease such building, when constructed, to the Company on terms similar to the lease for the present facility, including at a rental no greater than fair market value at the commencement of the lease term.

         See Note 10 of Notes to Financial Statements included in Item 7 - "Financial Statements."

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of securities holders of the Company during the fiscal quarter ended February 28, 1998.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

         The Common Stock is traded on The Nasdaq National Market under the symbol "CFON." The following table sets forth the high and low sales price for each quarterly period since March 1, 1996 for the Common Stock, as reported by The Nasdaq Stock Market, Inc.

         Fiscal 1997                                      High      Low
         -----------                                      ----      ---

         1st Quarter (quarter ended May 31, 1996)          8-3/8    6
         2nd Quarter (quarter ended August 31, 1996)       6-5/8    2-1/4
         3rd Quarter (quarter ended November 30, 1996)     6-5/8    2-3/8
         4th Quarter (quarter ended February 28, 1997)    19-3/8    3-1/8


         Fiscal 1998                                      High      Low
         -----------                                      ----      ---

         1st Quarter (quarter ended May 31, 1997)         11-1/2    5-7/8
         2nd Quarter (quarter ended August 31, 1997)      10        5
         3rd Quarter (quarter ended November 30, 1997)    10-1/2    5
         4th Quarter (quarter ended February 28, 1998)     8-3/4    3-13/16

         On May 26, 1998, the closing sale price was 5-11/32. As of May 26, 1998, there were 327 holders of record of the Common Stock, including CEDE & Co and three other institutional holders who held an aggregate of 5,253,859 shares of Common Stock as nominees for an undisclosed number of beneficial holders. The Company estimates that it has in excess of 2,000 beneficial holders. For information concerning issuances of securities by the Company during Fiscal 1998 and Fiscal 1999, see Item 6 - "Management's Discussion and Analysis or Plan of Operations - Recent Equity Offerings."

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

       FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING CAPITAL EXPENDITURES, EARNINGS, SALES, LIQUIDITY AND CAPITAL RESOURCES, AND ACCOUNTING MATTERS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN ITEM 1 - "DESCRIPTION OF BUSINESS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB, AS WELL AS FACTORS SUCH AS FUTURE ECONOMIC CONDITIONS, ACCEPTANCE BY CUSTOMERS OF THE COMPANY'S PRODUCTS, CHANGES IN CUSTOMER DEMAND, LEGISLATIVE, REGULATORY AND COMPETITIVE DEVELOPMENTS IN MARKETS IN WHICH THE COMPANY OPERATES AND OTHER CIRCUMSTANCES AFFECTING ANTICIPATED REVENUES AND COSTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF OTHER UNANTICIPATED EVENTS.

OVERVIEW

         The Company has been, and is, primarily engaged in the engineering, manufacturing and marketing of a line of TV-based and PC-based video conferencing systems. The Company's stand alone TV-based video conferencing system or "video phone", which operates over regular analog telephone lines using a standard television set, is marketed under the name C-Phone Home. In addition, in March 1998, the Company began limited shipments of its DS 324 TV-based video phone, which operates over both analog and ISDN digital telephone lines. In May 1998, the Company introduced C-Phone ITV, a TV-based set top device that provides Internet access using a standard television set and an analog telephone line. The Company's PC-based video conferencing systems, which operate over digital networks, are marketed under the name C-Phone. From time to time, the Company also has engaged in contractual software development related to its products.

         The Company commenced operations in 1986 as a manufacturer of promotional radios and, in 1990, developed data/fax modems under the name "TWINCOM". In early 1993, because of continued price pressures, shrinking margins and for competitive reasons, the Company shifted its primary focus from modems to the development of C-Phone and, during the fiscal year ended February 28, 1995, the Company phased out its modem product line as it was no longer profitable. Since 1993, the Company has invested significant resources in product development, engineering and marketing activities for its video conferencing products, and expects that such investments will continue in the foreseeable future.

         The Company's products are marketed through a variety of channels depending upon the product. The Company's TV-based video phone is marketed to end users, distributors, and resellers and to original equipment manufacturers ("OEMs") which integrate the product with other equipment for resale to specific industries such as health care and security services. During Fiscal 1998, many retail distributors offered the end user the option to purchase the Company's TV-based video phone on a stand-alone basis or, similar to the method by which most cellular telephones are sold, at a lower price when purchased with telecommunications services offered by the Company. The proceeds to the Company from units sold under the latter option were less than the Company's cost of the product and, as 36% of C-Phone Home sales were made under such purchase option in Fiscal 1998, such sales and the required mark-down of related inventory to reflect such sale price contributed significantly to the gross loss for that period. However, the percentage of sales under this option has decreased to the point that the Company no longer offers a telecommunications option. The Company is currently exploring the market opportunities for C-Phone ITV and has not at this time developed a marketing strategy for this product. The Company believes that its TV-based products currently have greater market potential than its PC-based products and, in light of the lack of significant industry acceptance for PC-based desktop video conferencing products operating over a LAN, and the Company's limited financial and other resources, the Company has decided to shift its resources to its TV-based products, although the Company will continue to support and provide equipment to its existing customer base for its PC-based products and to new customers in connection with specialized applications relating to its PC-based products, if any, that may be presented to the Company. See "Marketing and Sales - PC-BASED PRODUCTS." See
Item 1 - "Description of Business - Marketing and Sales."

         As a result of the foregoing and the low volume of sales, the Company has incurred significant losses during the three fiscal years ended February 28, 1998. The Company expects to continue to incur significant losses in the foreseeable future due to its significant expenditures for product development and the commercialization of its TV-based products.

RECENT EQUITY OFFERINGS

         MARCH 1997 PRIVATE PLACEMENT. During the week of March 31, 1997, the Company completed a private placement (the "March Placement") pursuant to which the Company issued an aggregate of 833,667 shares (the "Original Shares") of the Company's common stock, par value $0.1 per share (the "Common Stock"), to the participants in the March Placement and received net proceeds of approximately $4,370,000 (after payment of fees and expenses of approximately $632,000).

         Accompanying each of the Original Shares was the right, under certain circumstances, to receive additional shares of Common Stock in accordance with the terms of a "contingent value right" (the "Rights"). The Rights, which expire June 25, 1998, are automatically exercised at the time, and from time to time as, the Original Shares are first publicly sold through a broker-dealer. The terms of the Rights provide that, upon the first such sale of any Original Shares at a price of less than $8.00 per share, the seller of the Original Shares will receive, for each such Original Share sold, and without the payment of any additional consideration, such additional number of shares of Common Stock as equals (i) $8.00 divided by the Adjusted Price, minus (ii) one; where the Adjusted Price equals the greater of (x) the average closing bid price per share of Common Stock on The Nasdaq National Market ("NNM") for the ten trading days immediately preceding the date of sale of the Original Shares, or (y) $2.00.

         As of February 28, 1998, all the Original Shares had been sold (although the holder of 30,000 Original Shares has not yet submitted to the Company the necessary documentation to determine the number, if any, of additional shares to which he is entitled) and, pursuant to the terms of the Rights, 136,863 additional shares were issued as a result thereof.

         In connection with the March Placement, the Company issued to an affiliate of the placement agent warrants to acquire an aggregate of 150,000 shares of Common Stock at an exercise price of $9.60 per share, which warrants have since expired unexercised.

         The securities issued in the March Placement were offered for sale, and were sold, without registration thereof under the Securities Act of 1933 (the "1933 Act"), pursuant to the exemption from registration provided by Regulation D under the 1933 Act.

         DECEMBER 1997 PRIVATE PLACEMENT. On December 19, 1997, the Company completed a private placement (the "December Placement") pursuant to which the Company issued to several participants an aggregate of (i) 4,500 shares (the "Series A Preferred Shares") of the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") with an initial stated value of $1,000 per share (which increases at the rate of 5% per annum) (such amount, as increased from time to time, the "Stated Value"), (ii) warrants (the "One-Year Warrants") to acquire up to 315,000 shares of Common Stock, and
(iii) warrants (the "Three-Year Warrants" and with the One-Year Warrants, collectively, the "1997 Warrants") to acquire up to 135,000 shares of Common Stock, to the participants in the December Placement and received aggregate proceeds of approximately $4,110,000 (after payment of fees and expenses of approximately $390,000).

         The Company has agreed that, without the consent of the holders of two-thirds of the then outstanding Series A Preferred Shares, it will not (i) issue any other class or series of preferred stock that would rank senior to the Series A Preferred Stock, and (ii) on or before December 19, 1998, issue any other class or series of preferred stock that would rank pari passu with the Series A Preferred Stock, in either case, as to distribution of assets upon liquidation.

         Each Series A Preferred Share is convertible, from time to time, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Stated Value by the lesser of (i) $7.3575, and (ii) 85% of the average of the closing bid price during such three consecutive trading day period as may be selected by the holder during the 25 trading day period preceding the date of conversion. The Series A Preferred Shares cease to be convertible (the "19.99% Limitation") if, at any time, the aggregate number of shares of Common Stock then issued upon conversion of the Series A Preferred Shares would equal 1,068,513 shares of Common Stock (the remaining shares of Common Stock then issuable upon conversion of the Series A Preferred Shares being the "Excess Shares"), unless, in accordance with the rules of The Nasdaq Stock Market, Inc. ("Nasdaq") (on which the Common Stock is traded), the Company has obtained approval for the issuance of the Excess Shares by a majority of the total votes cast on such proposal by the holders of the then outstanding Common Stock (not including any shares of Common Stock held by present or former holders of the Series A Preferred Shares that were issued upon conversion of the Series A Preferred Shares), or it has otherwise obtained permission from Nasdaq to allow such issuances. Any outstanding Series A Preferred Shares on December 19, 1999 automatically will be converted into Common Stock at the conversion price then in effect. As of May 26, 1998, 2,576 of the Series A Preferred Shares had been converted into 1,067,217 shares of Common Stock. As a result of the 19.99% Limitation, the remaining Series A Preferred Shares are not presently convertible. However, if the Series A Preferred Shares remaining outstanding had not ceased to be convertible and all such remaining shares had been converted as of May 26, 1998, the Company would have been required to issue 837,743 additional shares of Common Stock (or, with the shares of Common Stock issued upon the shares of Preferred Stock previously converted, 36% of the number of shares outstanding on December 19, 1997 (the date of issuance of the Series A Preferred Stock)).

         The One-Year Warrants expire on December 19, 1998 and have an exercise price of $8.05 per share (115% of the closing price of the Common Stock on the NNM on the trading day immediately preceding the closing date of the December Placement), subject to adjustment under certain circumstances, including upon the issuance of shares of Common Stock (or securities convertible or exchangeable into shares of Common Stock) at less than 80% of the then market price on the NNM for the Common Stock. The One-Year Warrants are redeemable at the option of the Company at a price of $.01 per warrant if the closing price of the Common Stock on the NNM is greater than 130% of the exercise price of the One-Year Warrants then in effect for 10 consecutive trading days. The Three-Year Warrants expire on December 19, 2000 and have an exercise price of $9.10 per share (130% of the closing price of the Common Stock on the NNM on the trading day immediately preceding the closing date of the December Placement), subject to adjustment under certain circumstances, including upon the issuance of shares of Common Stock (or securities convertible or exchangeable into shares of Common Stock) at less than 80% of the then market price on the NNM for the Common Stock. The Three-Year Warrants are not redeemable. As of May 26, 1998, 325,000 shares of Common Stock had been issued upon exercise of One-Year Warrants including the warrants issued to the finder in the December Placement) and 60,000 shares had been issued upon exercise of Three-Year Warrants and the Company has received proceeds of $3,162,250 from the exercise thereof.

         Pursuant to certain registration rights granted to the investors in the December Placement, the Company has registered on a Form S-3 registration statement (the "Registration Statement") such number of shares of Common Stock as equals the sum of (i) 30% of the number of outstanding shares of Common Stock as of the close of business on the third business day immediately preceding the date of filing of the Registration Statement, plus (ii) the number of shares of Common Stock issuable upon exercise of the 1997 Warrants issued to the investors. The Company also has agreed that if the Registration Statement is insufficient to cover all of the shares of Common Stock issuable upon conversion of the Series A Preferred Shares (based upon the market price of the Common Stock and other relevant factors), it will register such additional number of shares of Common Stock as may be required (collectively, the "Registerable Securities"). The Company has also agreed use its best efforts to maintain the effectiveness of the Registration Statement until the earlier of (i) December 19, 2001, or (ii) the time that all the Registerable Securities have been sold pursuant to the Registration Statement or may be sold under Rule 144 under the 1933 Act without regard to the volume limitations thereof.

         The Series A Preferred Shares are subject to redemption at the option of a holder if, among other things, (i) the effectiveness of the Registration Statement lapses for more than 30 consecutive days or more than 60 days in any 12 month period, (ii) the Company fails to maintain the listing of the Common Stock on the NNM or another principal securities exchange or automated quotation system and such failure continues for more that 30 days, or (iii) the Series A Preferred Shares cease to be convertible as a result of the 19.99% Limitation and the Company has not, prior thereto, or within 75 days after notice from holders of two-thirds of the Series A Preferred Shares (which notice has not yet been received), obtained approval to issue additional shares of Common Stock. The Company intends to seek approval to issue the additional shares of Common Stock at its 1998 Annual Meeting of Shareholders. If the Company does not receive approval to issue the additional shares of Common Stock and the holders of the Series A Preferred Shares elect to exercise their redemption rights, the Company will be required to redeem the remaining outstanding Series A Preferred Shares at an amount equal to the greater of (a) 118% of the Stated Value of the Series A Preferred Shares on the date of redemption and (b) the market value of the Common Stock into which the Series A Preferred Shares would have been converted on the date of redemption. If the redemption had occurred as of May 26, 1998, the Company would have be required to pay approximately $4,650,000 to redeem the remaining outstanding Series A Preferred Shares. However, as the actual redemption amount will be based on the Stated Value or the price of the Common Stock in effect at the time of redemption, the actual redemption amount could be higher or lower. There can be no assurance that the Company will have the financial ability to redeem the Series A Preferred Shares, if required, and, even if the Company has such ability, such payment could materially adversely effect the Company's financial condition and deplete its cash resources.

         The Company has agreed to pay certain penalties to the holders of the Series A Preferred Shares in the event that the Company (i) fails to cause timely delivery of the Common Stock issuable upon conversion of the Series A Preferred Shares, (ii) is unable to convert Series A Preferred Shares into Common Stock because the Company does not have a sufficient number of authorized but unissued shares available for issuance therefor, (iii) permits the effectiveness of the Registration Statement to lapse for more than 15 consecutive days or more than 30 days in any 12 month period, or (iv) fails to maintain the listing of the Common Stock on the NNM or other principal securities exchange or automated quotation system on which the Common Stock is then trading, and such failure continues for more than 10 days.

         In connection with the December Placement, the Company paid a finders fee of $295,000 and issued to an affiliate of the finder warrants (upon the same terms as the One-Year Warrants) to acquire an aggregate of 185,000 shares of Common Stock, which warrants have been exercised.

         The securities issued in the December Placement were offered for sale, and were sold, without registration thereof under the 1933 Act, pursuant to the exemption from registration provided by regulation D under the 1933 Act.

         1994 WARRANT EXERCISES. In connection with the Company's 1994 initial public offering, the Company had issued to the representative of the underwriters, warrants (the "1994 Warrants") expiring August 19, 1999 to purchase 200,000 shares of Common Stock at an exercise price of $8.40 per share. On May 13, 1998, the Company reduced the exercise price of the 1994 Warrants to $6.00 per share, in consideration for changing the expiration date thereof to May 21, 1998. On May 13, 1998, the holders of the 1994 Warrants irrevocably agreed to exercise all of the 1994 Warrants on or before the close of business on May 15, 1998. Pursuant thereto, all the 1994 Warrants have been exercised and the Company received aggregate proceeds of $1,200,000. The shares of Common Stock issued to the holders upon exercise of the 1994 Warrants (the "Warrant Shares") were issued pursuant to the exemption from registration provided by Section 4(2) under the 1933 Act; however, a registration statement under the 1933 Act is in effect with respect to the resale of the Warrant Shares by the warrant holders.

RESULTS OF OPERATIONS

FISCAL 1998 AS COMPARED TO FISCAL 1997

         REVENUES. Net sales decreased 4% to $1,818,663 in Fiscal 1998 from $1,890,213 in Fiscal 1997 reflecting an industry-wide slowdown in the continued acceptance of PC-based desktop video conferencing, partially offset by an increase in net sales of TV-based products. Other revenue decreased 53% to $72,003 in Fiscal 1998 from $152,665 in Fiscal 1997 as a result of decreased revenue from software development. As a result, revenues decreased 7% to $1,890,666 in Fiscal 1998 from $2,042,878 in Fiscal 1997.

         COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventory to net realizable value). Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold increased 97% to $3,209,875 (176% of net sales) in Fiscal 1998 from $1,629,287 (86% of net sales) in Fiscal 1997. The increase in cost of goods sold and the increase in the percentage of cost of goods sold to net sales reflected the high cost of manufacture of the Company's TV-based products in its initial production stage, low production runs and the write-down of related inventory to its current net realizable value based upon the historical percentage of sales of TV-based video phones below manufactured cost when sold in conjunction with telecommunications services. Cost of goods sold also included a $475,824 provision for inventory obsolescence related to the Company's PC-based desktop video conferencing equipment as a result of the slowdown in the rate of acceptance of this product line and the Company's decision to redeploy most of its available resources to other products. See "Overview." The cost of other revenues ($22,506) in Fiscal 1998 was 31% of related revenue, while similar costs ($81,079) in Fiscal 1997 was 53% of related revenue.

         GROSS PROFIT (LOSS). The gross loss was $1,341,715 in Fiscal 1998, as compared to a gross profit of $332,512 (16% of revenues) in Fiscal 1997. The gross loss in Fiscal 1998 was primarily the result of the high cost of goods sold due to low volume production, the Company's marketing strategy for its TV-based products and the provision for inventory obsolescence for the Company's PC-based inventory. See "Overview."

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 56% to $3,816,806 (202% of revenues) in Fiscal 1998 from $2,454,337 (120% of revenues) in Fiscal 1997. The primary reason for the increase was an 73% increase in selling and marketing expenses to approximately $1,943,000 in Fiscal 1998 from approximately $1,125,000 in Fiscal 1997, substantially all of which increase was directly related to the marketing launch of C-Phone Home. Other increases in expenses directly related to the Company's TV-based product were increased personnel costs resulting from additional customer support and administrative personnel and an increased reserve for bad debt expenses based upon the Company's historical experience with the retail industry. In addition, other increases in administrative expenses were increased legal and accounting expenses, primarily as a result of the complexities related to the addition of the TV-based product line, the reallocation of duties of certain personnel from research, development and engineering, and increased investor relations and other shareholder expenses resulting from a significant increase in the number of holders of record of the Common Stock. The Company expects that it will continue to incur substantial selling, general and administrative expenses during the Fiscal 1999 as a result of the continued commercialization of the Company's TV-based products.

         RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 4% to $973,210 (51% of revenues) in Fiscal 1998 from $1,016,293 (50% of revenues) in Fiscal 1997. The decrease was primarily the result of a decrease in personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative, partially offset by development and engineering expenses related to the development of enhancements to the Company's TV-based products. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

         OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss increased 95% to $6,131,731 in Fiscal 1998 from $3,138,118 in Fiscal 1997.

         INTEREST. Interest income increased 19% to $157,350 in Fiscal 1998 from $132,405 in Fiscal 1997 as a result of the receipt of proceeds from the March Placement and the December Placement, partially offset by the continued use of the Company's cash and cash equivalents to fund operations.

         INCOME TAXES. The Company's losses for Fiscal 1998 and Fiscal 1997 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

FISCAL 1997 AS COMPARED TO FISCAL 1996

         REVENUES. Revenues increased 14% to $2,042,878 in Fiscal 1997 from $1,786,115 in the year ended February 28, 1996 ("Fiscal 1996"). The revenues for Fiscal 1997 included $150,000 of other revenue related to software developed by the Company at two customers' requests for use with PC-based products and $1,890,213 of sales of PC-based products, while the revenues for Fiscal 1996 consisted only of sales of PC-based products. As a result, net sales of PC-based products increased 6% in Fiscal 1997 as compared to Fiscal 1996. The Company believes that such minimal increase was primarily related to a change in sales and marketing personnel.

         COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and write-off of obsolete inventory). Cost of other revenue includes the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold increased 5% to $1,629,287 (86% of net sales) in Fiscal 1997 from $1,556,353 (87% of net sales) in Fiscal 1996. The increase in cost of goods sold and the decrease in the percentage of cost of goods sold to net sales were both primarily related to the moderate increase in sales. The cost of other revenue ($81,079) was 53% of the related revenue; the Company had no similar revenue in Fiscal 1996.

         GROSS PROFIT. Gross profit increased to $332,512 (16% of revenues) in Fiscal 1997 from $229,762 (13% of revenues) in Fiscal 1996. The gross profit produced from sales of goods was $260,926 (14% of net sales) in Fiscal 1997, as compared to $229,762 (13% of net sales) in Fiscal 1996. The gross profit percentage related to other revenue was $71,586 (47% of such revenue) in Fiscal 1997; the Company did not have any such revenue in Fiscal 1996. The increase in gross profit and gross profit percentage related to sales was directly related to the increase in sales.

         SELLING,    GENERAL   AND   ADMINISTRATIVE.    Selling,   general   and
administrative expenses decreased 33% to $2,454,337 (or 120% of revenues) in Fiscal 1997 from $3,662,679 (or 205% of revenues) in Fiscal

1996. The primary reason for the decrease was a 50% reduction in selling and marketing expenses to approximately $1,125,000 in Fiscal 1997 from approximately $2,230,000 in Fiscal 1996, of which approximately $1,200,000 was directly related to a nationwide advertising and marketing campaign which ran for most of the first quarter of Fiscal 1996. While the Company's trade show expenses decreased to approximately $230,000 in Fiscal 1997 from approximately $425,000 in Fiscal 1996 as a result of the Company's decision not to participate in the 1996 Las Vegas Comdex trade show, this decrease was mostly offset by additional marketing expenses related to the initial marketing launch of the Company's TV-based products. In additional, general and administrative expenses increased as a result of increased personnel costs resulting from additional customer support personnel and a reallocation of duties of certain personnel from research, development and engineering.

         RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 8% to $1,016,293 (50% of revenue) in Fiscal 1997 from $1,102,737 (62% of revenue) in Fiscal 1996. The decrease was primarily the result of the reallocation of approximately $76,000 of certain personnel and benefit costs to the cost of other revenue and a decrease in personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative. Without the reallocation of personnel costs to cost of software development, research, development and engineering expenses for Fiscal 1997 would be approximately the same amount as such expenses for Fiscal 1996, as the majority of these allocated costs were for permanent personnel. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves.

         OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss decreased 31% to $3,138,118 in Fiscal 1997 from $4,535,654 in Fiscal 1996.

         INTEREST. Interest income decreased 65% to $132,405 in Fiscal 1997 from $378,932 in Fiscal 1996 as a result of decreased investments, as the Company utilized the net proceeds of the 1994 Public Offering for the continuing development and commercialization of PC-based products.

         INCOME TAXES. The Company's losses for Fiscal 1996 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its recent operations primarily from the proceeds of the 1994 Public Offering, which raised net proceeds of approximately $12,288,000, the March Placement, which raised net proceeds of approximately $4,370,000, and the December Placement, which raised net proceeds of approximately $4,110,000. In addition, during May 1998, the Company received approximately $4,600,000 from the exercise of previously issued warrants and options. See "Recent Equity Offerings."

         At February 28, 1998, the Company had working capital of $5,170,505 (an increase of $2,851,739 from $2,318,766 at February 28, 1997) and cash and cash equivalents of $4,200,231 (as compared to $1,398,049 at February 28, 1997). The Company's invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. During Fiscal 1998, operating activities used $5,681,467 of net cash, primarily to fund operating activities, investing activities used $43,492 of net cash for equipment purchases, and financing activities provided $8,527,141 of net cash primarily from the March Placement and the December
Placement.  Due to the  technical  nature  of the  Company's  business  and  the anticipated expansion of its video conferencing technology into new applications, management expects to continue to expend significant resources for continued development and engineering as well as selling and marketing expenses.

         The Company believes that its current working capital, which includes the net proceeds from the March Placement, the December Placement and the exercise, in May 1998, of previously issued warrants and options, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures, including the continued development and commercialization of its TV-based products, at least through the end of fiscal year 1999. However, if any of the Company's TV-based products gain significant market acceptance, of which there can be no assurance, the very substantial investment which would then be required by the Company for manufacturing, inventory and marketing expenditures and carrying of accounts receivable related to the commercialization of such TV-based products, would require the Company to obtain even more working capital. The Company anticipates that such additional funds should be available through one or more possible sources, including through (i) a private placement of (a) its debt securities, including debt securities convertible into Common Stock, and/or (b) its Common Stock or preferred stock, (ii) the exercise of the Company's remaining outstanding 1997 Warrants, if the market price of the Common Stock were to exceed the exercise price of such warrants, of which there can be no assurance, and/or (iii) a public offering of Common Stock. Unless adequate income relating to sales of TV-based products is attained, the timing or receipt of which cannot be predicted, the Company may require additional cash resources for the development of alternative products. There can be no assurance that additional funds needed by the Company will be available when needed or, if available, that the terms of such fundings will be favorable or acceptable to the Company.

         The development and recent introduction, of TV-based products has placed a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to continue to attract, train, motivate and manage its employees successfully and to continue to improve its operational, financial and management systems. The Company's failure to effectively manage its growth could have a material adverse effect on the Company's business and operating results.

         The Company leases its facility and owns its manufacturing equipment free from encumbrances. As of February 28, 1998, the Company had no material commitments for capital expenditures.

         At February 28, 1998, the Company estimates that it had available net operating loss carryforwards of approximately $15,125,000 for Federal purposes and net economic loss carryforwards of approximately $15,337,000 for state purposes, which may be used to reduce future taxable income, if any. The Federal carryforwards will expire starting in 2009 and the state carryforwards will expire starting in 1999.

         The Company believes that, during the past three years, inflation has not had a significant impact on the Company's sales or operating results. Certain of the Company's products, and components and sub-assemblies used by the Company in its products, are manufactured outside of the United States and represents a material portion of the unit cost of the Company's basic products. Although the Company has not experienced any significant price increases to date as a result of changes in foreign currency rates, there can be no assurance that, in the future, changes in foreign currency rates will not affect the cost of its foreign purchased components and sub-assemblies.

         The Company's foreign sales are denominated in U.S. dollars and the Company does not incur any foreign currency risks; however, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to foreign customers, which would result in a reduction in foreign sales or the profitability of any of such sales.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The pronouncement is effective for fiscal years beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The pronouncement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The pronouncement is effective for periods beginning after December 15, 1997 and, as the Company does not presently have a pension or other postretirement benefit plan, is not expected to have a material impact on the Company's financial statements.

Item 7.  Financial Statements                                               Page
         --------------------                                               ----

Table of Contents
-----------------

Report of Independent Accountants                                            F-1

Balance Sheets as of February 28, 1998 and February 28, 1997                 F-2

Statements of Operations for the years ended
  February 28, 1998, February 28, 1997 and February 29, 1996                 F-3

Statements of Shareholders'  Equity for the years ended
  February  28,  1998, February 28, 1997 and February 29, 1996               F-4

Statements of Cash Flows for the years ended
  February 28, 1998, February 28, 1997 and February 29, 1996                 F-5

Notes to Financial Statements                                                F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of C-Phone Corporation:


We have audited the accompanying balance sheets of C-Phone Corporation as of February 28, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-Phone Corporation as of February 28, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.




Coopers & Lybrand L.L.P.

Raleigh, North Carolina
May 8, 1998, except as to the information presented in Note 14, for which the date is May 15, 1998

                                         C-PHONE CORPORATION

                                            BALANCE SHEETS

                                      FEBRUARY 28, 1998 AND 1997

          ASSETS                                                            1998            1997
                                                                        ------------    ------------
Current assets:
  Cash and cash equivalents                                             $  4,200,231    $  1,398,049
  Accounts receivable, net of allowance for doubtful
    accounts of $173,227 and $120,000 at February
    28, 1998 and 1997, respectively                                          346,684         422,042
  Inventories                                                              1,641,528       1,341,931
  Prepaid expenses and other current assets                                   73,728          82,066
                                                                        ------------    ------------
          Total current assets                                             6,262,171       3,244,088

Property and equipment, net                                                  164,174         251,913

Other assets                                                                  42,686         154,246
                                                                        ------------    ------------

          Total assets                                                  $  6,469,031    $  3,650,247
                                                                        ============    ============

          LIABILITIES, PREFERRED STOCK AND
          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                               $    796,019    $    587,877
  Accrued expenses                                                           295,647         325,938
  Current obligations under capital leases                                        --          11,507
                                                                        ------------    ------------
          Total current liabilities                                        1,091,666         925,322

Commitments and Contingencies (Notes 10 and 12)

Series A Convertible Preferred Stock, $1,000 stated amount;
  5,000 shares designated; 4,500 shares issued and outstanding
  at February 28, 1998 (Note 6)                                            4,543,767              --

Shareholders' equity:
  Common stock, $.01 par value; 20,000,000 and 10,000,000 shares authorized at February 28, 1998 and 1997, respectively;
   5,348,234 and 4,355,393 shares issued and outstanding at
   February 28, 1998 and 1997, respectively                                   53,482          43,554
  Paid-in capital - common stock                                          18,038,006      13,530,208
  Paid-in capital - preferred stock                                        1,318,350              --
  Accumulated deficit                                                    (18,576,240)    (10,848,837)
                                                                        ------------    ------------
          Total shareholders' equity                                         833,598       2,724,925
                                                                        ------------    ------------

          Total liabilities, preferred stock and shareholders' equity   $  6,469,031    $  3,650,247
                                                                        ============    ============

               The accompanying notes are an integral part of the financial statements.

                                                 F-2

                                     C-PHONE CORPORATION

                                   STATEMENTS OF OPERATIONS

                            FOR THE YEARS ENDED FEBRUARY 28, 1998,
                           FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


                                                      1998            1997           1996
                                                   -----------    -----------    -----------

Net sales                                          $ 1,818,663    $ 1,890,213    $ 1,786,115
Other revenue                                           72,003        152,665             --
                                                   -----------    -----------    -----------

     Total revenue                                   1,890,666      2,042,878      1,786,115
                                                   -----------    -----------    -----------

Cost of goods sold                                   3,209,875      1,629,287      1,556,353
Cost of other revenue                                   22,506         81,079             --
                                                   -----------    -----------    -----------

     Total cost of revenue                           3,232,381      1,710,366      1,556,353
                                                   -----------    -----------    -----------

     Gross profit (loss)                            (1,341,715)       332,512        229,762
                                                   -----------    -----------    -----------

Operating expenses:
  Selling, general and administrative                3,816,806      2,454,337      3,662,679
  Research, development and engineering                973,210      1,016,293      1,102,737
                                                   -----------    -----------    -----------

     Total operating expenses                        4,790,016      3,470,630      4,765,416
                                                   -----------    -----------    -----------

     Operating loss                                 (6,131,731)    (3,138,118)    (4,535,654)

Interest expense                                          (447)        (2,511)        (4,614)
Interest income                                        157,350        132,405        378,932
                                                   -----------    -----------    -----------

     Net loss                                      $(5,974,828)   $(3,008,224)   $(4,161,336)
                                                   ===========    ===========    ===========

Per-share data:
     Basic and diluted net loss per common share   $     (1.49)   $     (0.69)   $     (0.96)
                                                   ===========    ===========    ===========

Weighted average number of common
  shares and common share
  equivalents outstanding                            5,202,608      4,347,968      4,347,293
                                                   ===========    ===========    ===========

           The accompanying notes are an integral part of the financial statements.

                                             F-3

                                                        C-PHONE CORPORATION

                                                 STATEMENTS OF SHAREHOLDERS' EQUITY

                                               FOR THE YEARS ENDED FEBRUARY 28, 1998,
                                              FEBRUARY 28, 1997 AND FEBRUARY 29, 1996



                                             Common Stock                         Paid-in Capital                          Total
                                             ------------         Paid-in Capital    Preferred      Accumulated        Shareholders'
                                         Shares        Amount      Common Stock        Stock          Deficit             Equity
                                      ----------      --------    --------------- ---------------  ------------       --------------
Balance, February 28, 1995             4,347,293      $ 43,473     $ 13,495,376                    $ (3,679,277)       $ 9,859,572

Net loss                                                                                             (4,161,336)        (4,161,336)
                                      ----------      --------     ------------    ------------    ------------        -----------
Balance, February 29, 1996             4,347,293        43,473       13,495,376                      (7,840,613)         5,698,236

Exercise of employee stock                 8,100            81           25,232                                             25,313
  options

Expense of stock options
  granted to consultant                                                   9,600                                              9,600

Net loss                                                                                             (3,008,224)        (3,008,224)
                                      ----------      --------     ------------    ------------    ------------        -----------

Balance, February 28, 1997             4,355,393        43,554       13,530,208                     (10,848,837)         2,724,925

Exercise of employee stock
  options                                 17,571           176           59,412                                             59,588

Expense of stock options
  granted to consultant                                                  74,400                                             74,400

Stock issued to consultant                 4,740            47           14,173                                             14,220

Issuance of common stock in
  March 1997 private placement           833,667         8,336        4,361,182                                          4,369,518

Issuance of common stock
  pursuant to contingent value
  rights issued in March 1997
  private placement                      136,863         1,369           (1,369)

Issuance of preferred stock
 in December 1997 private
 placement                                                                         $   (390,458)                          (390,458)

To reflect beneficial conversion
  feature of preferred stock                                                          1,708,808      (1,708,808)                 0

Accretion of preferred stock                                                                            (43,767)           (43,767)

Net loss                                                                                             (5,974,828)        (5,974,828)
                                      ----------      --------     ------------    ------------    ------------        -----------

Balance, February 28, 1998             5,348,234      $ 53,482     $ 18,038,006     $ 1,318,350    $(18,576,240)       $   833,598
                                      ==========      ========     ============     ===========    ============        ===========


                              The accompanying notes are an integral part of the financial statements.

                                            C-PHONE CORPORATION

                                          STATEMENTS OF CASH FLOWS

                                   FOR THE YEARS ENDED FEBRUARY 28, 1998,
                                  FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                                     1998          1997            1996
                                                                 -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                                       $(5,974,828)   $(3,008,224)   $(4,161,336)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                  131,231        134,202        182,803
      Provision for inventory obsolescence                           515,431             --         70,227
      Bad debt expense                                               178,773         90,831        164,554
      Compensation expense of stock options                           74,400          9,600             --
      Compensation expense of stock issued                            14,220             --             --
      Changes in operating assets and liabilities:
        Accounts receivable                                         (103,415)      (114,869)      (391,124)
        Inventories                                                 (815,028)      (280,435)      (535,997)
        Prepaid expenses and other current assets                      8,338         41,849        145,740
        Other assets                                                 111,560        (86,926)       (64,318)
        Accounts payable                                             208,142        298,515       (191,229)
        Accrued expenses                                             (30,291)       102,940         42,249
                                                                 -----------    -----------    -----------
          Net cash used in operating activities                   (5,681,467)    (2,812,517)    (4,738,431)
                                                                 -----------    -----------    -----------

Cash flows from investing activities:
  Equipment purchases                                                (43,492)       (77,867)       (92,334)
  Purchases of short-term investments                                     --     (1,647,371)    (8,319,464)
  Maturities of short-term investments                                    --      4,073,774      9,763,943
                                                                 -----------    -----------    -----------
          Net cash (used in) provided by investing activities        (43,492)     2,348,536      1,352,145
                                                                 -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                             59,588         25,313             --
  Proceeds from private placement of common stock                  4,369,518             --             --
  Proceeds from private placement of preferred stock               4,109,542             --             --
  Payment of capital lease obligations                               (11,507)       (16,103)       (21,999)
                                                                 -----------    -----------    -----------
          Net cash provided by (used in) financing activities      8,527,141          9,210        (21,999)
                                                                 -----------    -----------    -----------

          Net increase (decrease) in cash and cash equivalents     2,802,182       (454,771)    (3,408,285)

Cash and cash equivalents, beginning of year                       1,398,049      1,852,820      5,261,105
                                                                 -----------    -----------    -----------

Cash and cash equivalents, end of year                           $ 4,200,231    $ 1,398,049    $ 1,852,820
                                                                 ===========    ===========    ===========

Supplemental disclosure of cash flow information:

  Interest paid                                                  $       447    $     2,511    $     4,614
                                                                 ===========    ===========    ===========



                  The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

1.   NATURE OF BUSINESS

     C-Phone Corporation (the "Company") was incorporated in the State of New York on March 28, 1986. The Company has been, and is, primarily engaged in the engineering, manufacturing and marketing of a line of TV-based and PC-based video conferencing systems. The Company's stand alone TV-based video conferencing system or "video phone", which operates over regular analog telephone lines using a standard television set, is marketed under the name C-Phone Home(TM). In January 1998, the Company introduced its C-Phone DS 324 TV-based video phone, which operates over both analog and ISDN digital telephone lines. In May 1998, the Company announced development of C-Phone ITV(TM), a TV-based set-top device that provides Internet access using a standard television set and analog telephone line. The Company's PC-based video conferencing systems, which operate over digital networks, are marketed under the name C-Phone(R). From time to time, the Company also has engaged in contractual software development related to its products.

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

     Significant  customers and  concentrations  of credit risk are discussed in
     Note 11. As discussed in Note 3, the Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

     Fair Value of Financial Instruments
     -----------------------------------

     The carrying value of the Company's financial instruments, which consist of cash and cash equivalents at February 28, 1998, February 28, 1997, and February 29, 1996, approximates the fair value because of the short maturities of these instruments.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Inventories
     -----------

     Inventories are stated at the lower of cost (first-in, first-out "FIFO " basis) or market. Inventories reflect valuation allowances necessary to reduce inventories to their net realizable value.

     Property and Equipment
     ----------------------

     Property and equipment is stated at cost and is depreciated, including equipment under capital leases, by the double-declining-balance method over the estimated useful life of the assets, which range from three to seven years. Leasehold improvements are amortized over the remaining term of the lease or the useful life, if shorter. Major tooling costs are capitalized and amortized over the expected life of the tooling or the expected life of the related product, whichever is less. Expenditures for minor tooling, maintenance and repairs are charged to expense as incurred.

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

     Preferred Stock
     ---------------

     In December 1997, the Company issued 4,500 shares (the "Preferred Shares") of its Series A Preferred Stock (the "Preferred Stock") with an initial stated value of $1,000 per share, which increases at the rate of 5% per annum (such amount, as increased from time to time, the "Stated Value"). Each Preferred Share is convertible into shares of the Company's common stock, par value $.01 per share (the "Common Stock"), from time to time at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Stated Value by the lesser of (a) $7.3575 and
     (b) 85% of the average of the closing bid price during such three consecutive trading day period as may be selected by the holder during the 25 day trading period preceding the date of conversion. Any outstanding Preferred Shares on December 19, 1999 automatically will be converted into Common Stock at the conversion price then in effect. The Preferred Shares cease to be convertible if the aggregate number of shares of Common Stock then issued upon conversion of the Preferred Shares would equal 1,068,513 shares of Common Stock (the "19.99% Limitation") unless and until the Company receives approval from its shareholders or otherwise to issue additional shares of Common Stock. See Note 6.

     In its November 7,1997 Current Issues and Rulemaking Projects, the Securities and Exchange Commission (the "SEC") addressed the issue of a "beneficial conversion feature", where securities may be convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion. The beneficial conversion feature of the Preferred Stock is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The beneficial conversion feature of $1,708,808 was calculated at the date of issue as the difference between the conversion price and the fair value of the Common Stock. This amount is recognized as a return to the preferred shareholders over the minimum period in which the shareholders can realize the return. As there are no time restraints on the conversion, the full amount of the feature was amortized on the date of issuance.

     SEC regulations require that all issues of mandatorily redeemable stock be excluded from the shareholders' equity section of the balance sheet and be presented separately. One of the characteristics of a mandatorily redeemable stock is that it contains conditions for redemption which are not solely within the control of the issuer. The Preferred Stock is subject to redemption at the option of the holder if (a) the Company fails to maintain an effective registration statement with respect to the shares of Common Stock issuable upon exercise of the Preferred Shares, (b) the Preferred Shares cease to be convertible due to the 19.99% Limitation and the Company does not obtain shareholder approval within 75 days after requested by the holders, or (c) the Company fails to maintain listing of the Common Stock on the Nasdaq National Market or other principal securities exchange. Since there is the possibility that the occurrence of an event outside the control of the Company could cause redemption, the Preferred Stock has been classified separately from shareholders' equity on the balance sheet. See Notes 6 and 14.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Loss per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which established new standards for computation of earnings per share. SFAS No. 128 requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the years ended February 28, 1998 ("Fiscal 1998"), February 28, 1997 ("Fiscal 1997") and February 29, 1996 ('Fiscal 1996') as they would be anti-dilutive. The amortization of the beneficial conversion feature and the accretion of the 5% annual increase in stated value of the Preferred Stock totalling
     $1,752,575 increased the net loss attributable to common shareholders for the purposes of the calculation of net loss per share in Fiscal 1998.

     Accounting for Stock Options
     ----------------------------

     As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation", the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the C-Phone Corporation Amended and Restated 1994 Stock Option Plan (the "Stock Option Plan"). Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plan except for $74,400 for Fiscal 1998 and $9,600 for Fiscal 1997 related to the fair value of services rendered in exchange for options granted to consultants. However, the Company has disclosed in Note 7 the pro forma effects had compensation cost been determined based on the fair value of the options at the grant date.

     New Accounting Pronouncements
     -----------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The pronouncement is effective for fiscal years beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The pronouncement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The pronouncement is effective for periods beginning after December 15, 1997 and, as the Company does not presently have a pension or other postretirement benefit plan, is not expected to have a material impact on the Company's financial statements.

3.   CASH AND SHORT-TERM INVESTMENTS

     The Company places a portion of its cash and cash equivalents with various financial institutions. At times, such cash and cash equivalents may be in excess of the FDIC insurance limits. At February 28, 1998, the Company's cash equivalents consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. The aggregate fair value of these investments approximated the amortized cost at February 28, 1998.

4.   INVENTORIES

     Inventories consist of the following at February 28, 1998 and 1997:

                                                                            1998           1997
                                                                         ----------     ----------
     Raw materials                                                       $  881,095     $  985,914
     Work in process                                                        486,335        304,839
     Finished goods                                                         274,098         51,178
                                                                         ----------     ----------

                                                                         $1,641,528     $1,341,931
                                                                         ==========     ==========


5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at February 28, 1998 and 1997:

                                                                            1998           1997
                                                                         ----------     ----------
     Machinery and equipment                                             $  997,210     $  965,711
     Furniture and fixtures                                                  50,940         49,084
     Leasehold improvements                                                  82,032         71,895
                                                                         ----------     ----------

                                                                          1,130,182      1,086,690
     Less accumulated depreciation
       and amortization                                                     966,008        834,777
                                                                         ----------     ----------

                                                                         $  164,174     $  251,913
                                                                         ==========     ==========

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

6.   SHAREHOLDERS' EQUITY

     In connection with the Company's initial public offering in August 1994, the Company granted to the managing underwriter warrants (the "1994 Warrants") to purchase 200,000 shares of Common Stock at $8.40 per share. The 1994 Warrants may be exercised at any time until expiration on August 18, 1999. See Note 14.

     During Fiscal 1997, in conjunction with a one-year consulting agreement, the Company granted to a consultant a five-year option to purchase 25,000 shares of Common Stock at a price of $3.375 per share (the market price of the Common Stock on the date of grant). The agreement was extended during Fiscal 1998 for another year and the Company granted the consultant another five-year option to purchase 24,000 shares at a price of $5.95 per share. The agreement was terminated in May 1998 and options to purchase 10,000 shares of Common Stock under the option granted in Fiscal 1998 were forfeited pursuant to the terms of the option. The options were granted in partial payment for services to be rendered by the consultant under the agreement, which services the Company valued at $38,400 for Fiscal 1998 and $9,600 for Fiscal 1997. Also during Fiscal 1998, the Company granted to another consultant a five-year option to purchase 18,000 shares of Common Stock at $7.8125 per share (the market price of the Common Stock on the date of grant). The relationship with this other consultant was terminated prior to the end of its six-months term and the right to exercise one-third of the option was forfeited pursuant to the terms of the option. The option was granted in partial payment for services to be rendered by the consultant, which services the Company valued at $36,000 for Fiscal 1998. All of these amounts were expensed and, as a result, paid-in capital was increased by such amounts.

     During the week of March 31, 1997, the Company completed a private placement (the "March Placement"), through a placement agent, pursuant to which the Company issued an aggregate of 833,667 shares of Common Stock (the "Original Shares") to the participants (the "Investors") in the March Placement and received net proceeds of approximately $4,370,000 (after payment, or accrual, of fees and expenses of approximately $632,000).
     Accompanying each of the Original Shares was the right, under certain circumstances, to receive additional shares of Common Stock in accordance with the terms of a "contingent value right" (the "Rights"). The Rights, which expire June 25, 1998, are automatically exercised at the time, and from time to time as, the Original Shares are first publicly sold through a broker-dealer. The terms of the Rights provide that, upon the first such sale of any Original Shares at a price of less than $8.00 per share, the seller of the Original Shares will receive, for each such Original Share sold, and without the payment of any additional consideration, such additional number of shares of Common Stock as equals (i) $8.00 divided by the Adjusted Price, minus (ii) one; where the Adjusted Price equals the greater of (x) the average closing bid price per share of Common Stock on The Nasdaq National Market for the ten trading days immediately preceding the date of sale of the Original Shares, or (y) $2.00. As of February 28, 1998, all the Original Shares had been sold (although the holder of 30,000 Original Shares has not yet submitted to the Company the necessary documentation to determine the number, if any, of additional shares to which he is entitled) and, pursuant to the terms of the Rights, 136,863 additional shares were issued as a result thereof. In connection with the March Placement, the Company issued to an affiliate of the placement agent warrants to acquire an aggregate of 150,000 shares of Common Stock at an exercise price of $9.60 per share, which warrants have expired.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

6.   SHAREHOLDERS' EQUITY (Continued)

     On December 19, 1997, the Company completed a private placement (the "December Placement") pursuant to which the Company issued to the several participants an aggregate of (a) 4,500 Preferred Shares, (b) warrants (the "One-Year Warrants") to acquire up to 315,000 shares of Common Stock, and
     (c) warrants (the "Three-Year Warrants") to acquire up to 135,000 shares of Common Stock. The Company received net proceeds of approximately $4,110,000 (after payment, or accrual, of fees (including finders fees) and related expenses of approximately $390,000). Each Preferred Share is convertible, from time to time, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Stated Value by the lesser of (a) $7.3575, and (b) 85% of the average of the closing bid price during such three consecutive trading day period as may be selected by the holder during the 25 day trading period preceding the date of conversion. Any outstanding Preferred Shares on December 19, 1999 automatically will be converted into Common Stock at the conversion price then in effect. The Preferred Shares are subject to redemption at the option of the holder if, among other things, (a) the Company fails to maintain an effective registration statement with respect to the shares of Common Stock issuable upon exercise of the Preferred Shares for more than 30 consecutive days or more than 60 days in any 12 month period, (b) the Company fails to maintain the listing of the Common Stock on the Nasdaq National Market or another principal securities exchange or automated quotation system, or (c) the Preferred Shares cease to be convertible due to the 19.99% Limitation (see
     Note 2) and the Company has not, prior thereto or within 75 days after notice from holders of two-thirds of the Preferred Shares (which notice has not yet been received), obtained approval to issue additional shares of Common Stock. If the Company does not receive approval to issue the additional shares of Common Stock and the holders of the Preferred Shares elect to exercise their redemption rights, the Company will be required to redeem the remaining outstanding Preferred Shares at an amount equal to the greater of (a) 118% of the Stated Value of the Preferred Shares and (b) the market value of the Common Stock into which the Preferred Shares would have been converted on the date of redemption. The One-Year Warrants expire on December 19, 1998, have an exercise price of $8.05 per share and are redeemable at the option of the Company at a price of $.01 per warrant if the closing price of the Common Stock is greater than 130% of the exercise price of the One-Year Warrants for 10 consecutive trading days. The Three-Year Warrants expire on December 19, 2000, have an exercise price of $9.10 per share and are not redeemable. In connection with the December Placement, the Company paid a finders fee of $295,000 and issued to an affiliate of the finder warrants (upon the same terms as the One-Year Warrants) to acquire an aggregate of 185,000 shares of Common Stock. See Notes 2 and 14.

7.   STOCK OPTION PLAN

     The Stock Option Plan provides for the grant of options to officers, directors, employees and consultants. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. The maximum number of shares of Common Stock with respect to which options may be granted under the Stock Option Plan is 500,000 shares. Options generally vest over a period of three years. The maximum term of an option is ten years. The Stock Option Plan will terminate in August 2004, though options granted prior to termination may expire after that date.

     Had compensation cost for the Stock Option Plan been determined based on the fair value at the grant dates for awards under the Stock Option Plan, excluding the grants to consultants discussed in Note 6, consistent with the method of SFAS No. 123 (see Note 2), the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

7.   STOCK OPTION PLAN (Continued)

                                Fiscal 1998            Fiscal 1997            Fiscal 1996
                          ---------------------   ---------------------   ---------------------
                              As         Pro          As         Pro          As         Pro
                           Reported     Forma      Reported     Forma      Reported     Forma
                          ---------   ---------   ---------   ---------   ---------   ---------

Net loss (in thousands)   $   5,975   $   6,247   $   3,008   $   3,108   $   4,161   $   4,191
Net loss per share        $    1.49   $    1.54   $    0.69   $    0.71   $    0.96   $    0.96

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants.

                                   1998      1997     1996
                                   ----      ----     ----
     Dividend yield                   0%        0%       0%
     Expected volatility           81.4%    138.8%    43.3%
     Risk-free interest rate       6.25%     6.25%    6.25%
     Expected lives, in years         5         5        5

     The weighted average fair value of options granted during Fiscal 1998, Fiscal 1997 and Fiscal 1996 was $4.16, $2.85 and $3.51 per share, respectively.

     A summary of the status of the Stock Option Plan at February 28, 1998, February 28, 1997 and February 29, 1996 and the changes during the years then ended is presented below:


                                                1998                  1997                   1996
                                       ---------------------  --------------------  ---------------------
                                                    Weighted              Weighted               Weighted
                                         Shares     Average    Shares     Average    Shares      Average
                                        Underlying  Exercise  Underlying  Exercise  Underlying   Exercise
                                         Options      Price     Options    Price      Options     Price
                                       -----------  --------  ----------  --------  ----------   --------
     Outstanding at beginning of year     275,200    $ 4.66     116,500   $ 7.34      106,950    $ 7.13
     Granted                              134,650    $ 8.11     189,150   $ 3.18       47,050    $ 7.45
     Exercised                            (17,571)   $ 3.39      (8,100)  $ 3.13            0        --
     Forfeited                            (54,552)   $ 4.86     (22,350)  $ 6.39      (37,500)   $ 7.03
                                          -------               -------                ------
     Outstanding at end of year           337,727    $ 6.07     275,200   $ 4.66      116,500    $ 7.34
                                          =======               =======               =======
     Exercisable at end of year           188,401    $ 5.47      85,967   $ 6.01       30,583    $ 7.21
                                          =======               =======               =======

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

7.   STOCK OPTION PLAN (Continued)

     The following table summarizes information about stock options under the Stock Option Plan at February 28, 1998:

                                        Options Outstanding                         Options Exercisable
                            ----------------------------------------------      -----------------------------
                                            Weighted
                                             Average           Weighted                           Weighted
                                            Remaining           Average                            Average
         Range of             Number       Contractual          Exercise          Number          Exercisable
     Exercise Price         Outstanding       Life               Price          Exercisable         Price
     ---------------        -----------    -----------         ----------       -----------       -----------
     $ 2.38 - $ 3.38           117,850          3.5             $   3.21           81,342            $  3.13
     $ 5.95 - $ 6.99            46,617          4.6             $   6.21            8,334            $  6.14
     $ 7.00 - $ 7.99           110,060          2.2             $   7.35           98,725            $  7.34
     $ 8.00 - $ 8.99            41.200          4.7             $   8.38                0                 --
     $10.00 - $10.99            22,000          4.2             $  10.38                0                 --
                            ----------                                          ---------
                               337,727                                            188,401
                            ==========                                          =========

8.   RELATED PARTY TRANSACTIONS

     The Company leases its office, manufacturing and warehouse space from two of its executive officers who also are directors of the Company (Note 10).

9.   OBLIGATIONS UNDER CAPITAL LEASES

     The Company leased certain manufacturing equipment, with an aggregate cost of $68,674 and accumulated depreciation of $66,413, at February 28, 1997. Obligations under the capital leases totalled $11,507 at February 28, 1997. These capital leases were payable in monthly installments of $1,506 for Fiscal 1997, including interest, and were collateralized by manufacturing equipment having a net book value of $2,261 at February 28, 1997.

10.  COMMITMENTS

     The Company leases office, manufacturing and warehouse space totaling approximately 14,420 square feet from two of its executive officers who also are directors of the Company. The lease currently expires on April 30, 1999 with monthly rental payments of $6,280. Under the lease, the Company is required to pay all real estate taxes and maintenance costs, and maintain property and liability insurance on the leased property.

     The Company, at its option, may extend the lease term to April 2002 by exercising the remaining three-year renewal option and, in that event, the monthly rental payment would be adjusted to the then current market rate, as defined, of similar space at the time of renewal.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

10.  COMMITMENTS (Continued)

     The future minimum aggregate lease payments under noncancelable operating leases are as follows at February 28, 1998:

     Fiscal year ending February 28,
     -------------------------------
     1999                                                            $75,360
     2000                                                             12,560
                                                                     -------
                                                                     $87,920
                                                                     =======


     Rent expense was $75,360, $72,800, and $60,000 in Fiscal 1998, Fiscal 1997,
     and Fiscal 1996, respectively.

11.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     At February 28, 1998 and 1997, the Company had outstanding trade accounts receivable from 64 and 33 customers, respectively. The Company monitors the granting of credit to all its customers and, generally, no collateral is required.

     For Fiscal 1998, the Company did not have any revenues from any single customer that exceeded 10% of total net revenues. In each of Fiscal 1997 and Fiscal 1996, there were net revenues from two major customers that exceeded 10% of total net revenues. Net revenues from these customers were as follows:

                          1998           1997           1996
                        --------       --------       --------

     Customer A         $ 52,518       $ 31,678       $187,119
     Customer B               --        291,710             --
     Customer C               --          5,864        184,063
     Customer D               --        211,224         58,325
                        --------       --------       --------
                        $ 52,518       $540,476       $429,507
                        ========       ========       ========

     Accounts receivable from these customers were as follows at February 28, 1998 and 1997:

                                        1998           1997
                                       -------        -------

     Customer A                        $    --        $17,417
     Customer B                             --         30,066
     Customer C                             --             --
     Customer D                             --         51,938
                                       -------        -------

                                       $    --        $99,421
                                       =======        =======


     The Company had net revenues from customers located outside of the United States of $314,000, $308,000 and $299,000 during Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

12.  CONTINGENCIES

     The Company is involved in various legal proceedings which are incidental to the conduct of its business. Although the final resolution of these matters cannot be determined, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

13.  INCOME TAXES

     The components of the net deferred tax asset were as follows at February 28, 1998 and 1997:

                                     1998           1997
                                   -----------    -----------

     Net operating loss
       carryforwards               $ 5,926,262    $ 4,034,541
     Alternative minimum tax
       credit carryforwards              5,924          5,924
     Allowance for doubtful
       accounts                        164,782         46,938
     Research and development
       tax credit                      135,529        118,550
     Inventory reserve                 404,663             --
     Other                              83,469        164,302
     Valuation allowance            (6,720,629)    (4,370,255)
                                   -----------    -----------

     Net deferred tax asset        $        --    $        --
                                   ===========    ===========

     The Company provides a valuation allowance for deferred tax assets that are not expected to be realized. Due to the recent net losses incurred by the Company, a valuation allowance has been established for all deferred tax assets.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  ------------

13.  INCOME TAXES (Continued)

     Reconciliation of differences between the statutory U.S. Federal income tax rate and the Company's effective tax rate are as follows:

                                      1998       1997        1996
                                    --------   ---------   --------
     Federal statutory income
       tax rate                          (34)%       (34)%      (34)%
     State income taxes, net
       of federal benefit                 (5)         (5)        (7)
     Valuation allowance
       increase                           39          39         41
     Research and development
       tax credit                         --          --         --
                                    --------   ---------   --------

                                           0%          0%         0%
                                    ========   =========   ========

     The net operating loss carryforwards for Federal tax purposes as of February 28, 1998 are estimated to be $15,125,000. The net economic loss carryforwards for state tax purposes as of February 28, 1998 are estimated to be $15,337,000. The Federal net operating loss carryforwards expire in 2009 through 2013 and the state net economic loss carryforwards expire in 1999 through 2003.

14.  SUBSEQUENT EVENT

     On May 13, 1998, the Company reduced the exercise price of the 1994 Warrants from $8.40 to $6.00 per share, in consideration for changing the expiration date thereof from August 18, 1999 to May 21, 1998. The holders of the 1994 Warrants then exercised all of the 1994 Warrants on or before the close of business on May 15, 1998. In addition, as of May 15, 1998, One-Year Warrants (including the warrants issued to the finder) to purchase 325,000 shares of Common Stock and Three-Year Warrants to purchase 60,000 shares of Common Stock also had been exercised. As a result, the Company received aggregate proceeds of $4,362,250 subsequent to the end of Fiscal 1998. As of May 15, 1998, 2,576 Preferred Shares had been converted into 1,067,217 shares of Common Stock. See Note 6.

     The pro forma balances as of February 28, 1998, assuming the exercise of the above warrants and conversion of the Preferred Shares, would have reflected cash and cash equivalents of $8,562,481, Preferred Stock of $1,942,713 and total shareholders' equity of $7,796,902.

Item 8.  Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure
         --------------------------------------

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

         The information required for this Item 9 is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A under the Securities Exchange Act of 1934 ("Regulation 14A") within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-KSB.

Item 10. Executive Compensation.
         -----------------------

         The information required for this Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-KSB.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         The information required for this Item 11 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-KSB.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

         The information required for this Item 12 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Annual Report on Form 10-KSB.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

(a) Exhibits.

 3.     Articles of incorporation and by-laws.

        3(i)     (a)     Restated  Certificate of  Incorporation of the Company,
                         as filed with the Secretary of State of the State of New York on February 24, 1994(1)

                 (b)     Certificate    of   Amendment   to    Certificate    of
                         Incorporation, as filed with the Secretary of State of the State of New York on August 9, 1996(5)

                 (c)     Certificate    of   Amendment   to    Certificate    of
                         Incorporation, as filed with the Secretary of State of the State of New York on August 12, 1997(7)

                 (d)     Certificate   of  Amendment  of  the   Certificate   of
                         Incorporation, as filed with the Department of State of the State of New York on December 18, 1997(8)

        3(ii)    By-laws of the Company, as currently in effect(1)

 4.     Instruments   defining  the  rights  of  security   holders,   including
        indentures.

        4.1      Form of certificate representing shares of the Common Stock(2)

        4.2 Form of certificate representing shares of the Series A Preferred Stock

        4.3 Warrant Agreement, dated August 20, 1994, between the Company and Josephthal Lyon & Ross Incorporated and form of Warrant Certificate(2)

        4.4 Placement Agent Warrant Agreement, dated March 31, 1997, between the Company and Josephthal Lyon & Ross Incorporated and form of Warrant Certificate(6)

        4.5 Form of One-Year Warrant, dated December 19, 1997, of C-Phone Corporation(8)

        4.6 Form of Three-Year Warrant, dated December 19, 1997, of C-Phone Corporation(8)

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

                 (b) Amendment No. 2 to Employment Agreement, dated as of March 1, 1996, between the Company and Daniel Flohr(4)

        10.3     (a)     Employment  Agreement,  dated  as  of  March  1,  1994,
                         between the Company and Tina Jacobs, as amended(3)

                 (b) Amendment No. 2 to Employment Agreement, dated as of March 1, 1996, between the Company and Tina Jacobs(4)

        10.4 Employment Agreement, dated as of December 30, 1993, between the Company and Stuart Ross(1)

        10.5 C-Phone Corporation Amended and Restated 1994 Stock Option Plan and form of Option Agreement(4)

        10.6     (a)     Placement  Agent  Agreement,   dated  March  31,  1997,
                         between  the  Company  and   Josephthal   Lyon  &  Ross
                         Incorporated(6)

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

                 (c) Form of Registration Rights Agreement, dated March 31, 1997, between the Company and each subscriber party thereto(6)

                 (d) Stock Pledge Agreement, dated March 31, 1997, between Daniel Flohr and Josephthal Lyon & Ross Incorporated, as agent(6)

        10.7     (a)     Form of  Securities  Purchase  Agreement,  dated  as of
                         December 17, 1997, between C-Phone Corporation and each purchaser party thereto(8)

                 (b)     Form of Registration  Rights Agreement,  dated December
                         19,  1997,   between   C-Phone   Corporation  and  each
                         purchaser party thereto(8)

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

 (7) Incorporated by reference to an Exhibit filed as part of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended August 30, 1997.

 (8) Incorporated by reference to an Exhibit filed as part of the Company's Current Report on Form 8-K, dated December 31, 1997.

(b) Reports on Form 8-K. A Current Report on Form 8-K (responding to Item 5 - "Other Events") was filed by the Company on December 31, 1997 and a Current Report on Form 8-K (responding to Item 5 - "Other Events") was filed by the Company on May 14, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 1998

                         C-PHONE CORPORATION


                         By: /s/ Daniel P. Flohr
                             ---------------------------------------------------
                                 Daniel P. Flohr, President and
                                 Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:
May 28, 1998                 /s/ Daniel P. Flohr
                             ---------------------------------------------------
                                 Daniel P. Flohr
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

May 28, 1998                 /s/ Tina L. Jacobs
                             ---------------------------------------------------
                                 Tina L. Jacobs
                                 Director

May 28, 1998                 /s/ Seymour L. Gartenberg
                             ---------------------------------------------------
                                 Seymour L. Gartenberg
                                 Director

May 28, 1998                 /s/ E. Henry Mize
                             ---------------------------------------------------
                                 E. Henry Mize
                                 Director

May 28, 1998                 /s/ Donald S. McCoy
                             ---------------------------------------------------
                                 Donald S. McCoy
                                 Director

May 28, 1998                 /s/ Stuart E. Ross
                             ---------------------------------------------------
                                 Stuart E. Ross
                                 Director

May 28, 1998                 /s/ Paul H. Albritton
                             ---------------------------------------------------
                                 Paul H. Albritton
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)