Form 10QSB
period 1998-05-31
C-PHONE CORP
filed 1998-07-15
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number: 0-24426


                               C-PHONE CORPORATION
        (Exact name of small business issuer as specified in its charter)


         NEW YORK                                            06-1170506
         --------                                            ----------
(State or other jurisdiction of                             IRS Employer
incorporation or organization)                            Identification
No.)


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

              7,058,200 shares of common stock as of JULY 14, 1998.


Transitional Small Business Disclosure Form      Yes [ ]      No   [X]

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX



                                                                     PAGE NUMBER

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of February 28, 1998
         and May 31, 1998 (unaudited) ................................    3

         Statements of Operations for the three
         months ended May 31, 1997 and 1998 (unaudited) ..............    4

         Statements of Cash  Flows for the three months ended
         May 31, 1997 and 1998 (unaudited) ...........................    5

         Notes to Unaudited Financial Statements .....................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ...    9


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................   15


SIGNATURES ...........................................................   16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         C-PHONE CORPORATION
                                           BALANCE SHEETS

                                                                      February 28, 1998 May 31, 1998
                                                                      ----------------- ------------
         ASSETS                                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                             $  4,200,231    $  7,366,971
  Accounts receivable, net of allowance for doubtful                         346,684         270,614
    accounts of $173,227 at February 28, 1998 and
    $149,858 at May 31, 1998 (unaudited)
  Inventories                                                              1,641,528       1,924,838
  Prepaid expenses and other current assets                                   73,728          80,567
                                                                        ------------    ------------
          Total current assets                                             6,262,171       9,642,990
Property and equipment, net                                                  164,174         137,839
Other assets                                                                  42,686          31,474
                                                                        ------------    ------------
          Total assets                                                  $  6,469,031    $  9,812,303
                                                                        ============    ============

          LIABILITIES, PREFERRED STOCK AND
          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                               $    796,019    $    561,779
  Accrued expenses                                                           295,647         250,322
                                                                        ------------    ------------
          Total current liabilities                                        1,091,666         812,101

Series A Convertible Preferred Stock, $1,000 stated amount;                4,543,767       1,966,960
  5,000 shares designated; 4,500 and 1,924 shares issued and outstanding  at February 28, 1998 and May 31, 1998 (unaudited), respectively (Note 3(b))

Shareholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized                  53,482          70,582
    at February 28, 1998 and May 31, 1998 (unaudited);
    5,348,234 and 7,058,200 shares issued and outstanding at
    February 28, 1998 and May 31, 1998 (unaudited), respectively
  Paid-in capital - common stock                                          18,038,006      26,063,755
  Paid-in capital - preferred stock                                        1,318,350         563,668
  Accumulated deficit                                                    (18,576,240)    (19,664,763)
                                                                        ------------    ------------
          Total shareholders' equity                                         833,598       7,033,242
                                                                        ------------    ------------
          Total liabilities, preferred stock and shareholders' equity   $  6,469,031    $  9,812,303
                                                                        ============    ============


              The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended May 31,
                                                     --------------------------
                                                        1997           1998
                                                        ----           ----

Net sales                                            $   433,121    $   339,150
Other revenue                                              3,679         16,388
                                                     -----------    -----------

     Total revenue                                       436,800        355,538
                                                     -----------    -----------

Cost of goods sold                                       901,016        508,073
Cost of other revenue                                         --          8,202
                                                     -----------    -----------

     Total cost of revenue                               901,016        516,275
                                                     -----------    -----------

     Gross profit (loss)                                (464,216)      (160,737)
                                                     -----------    -----------

Operating expenses:
  Selling, general and administrative                  1,162,212        725,584
  Research, development and engineering                  280,739        209,067
                                                     -----------    -----------

     Total operating expenses                          1,442,951        934,651
                                                     -----------    -----------

     Operating loss                                   (1,907,167)    (1,095,388)

Interest expense                                            (312)            --
Interest income                                           42,411         52,743
                                                     -----------    -----------

     Net loss                                        $(1,865,068)   $(1,042,645)
                                                     ===========    ===========

Per-share data:
     Basic and diluted net loss per common share     $     (0.38)   $     (0.19)
                                                     ===========    ===========

Shares used in computing net loss per common share     4,918,908      5,807,623
                                                     ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                     Three Months Ended May 31,
                                                     --------------------------
                                                        1997           1998
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(1,865,068)   $(1,042,645)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                       26,597         32,926
      Bad debt expense                                    19,300         79,681
      Compensation expense of stock options                9,600          9,600
      Compensation expense of stock issued                14,220             --
      Changes in operating assets and liabilities:
        Accounts receivable                              (63,453)        (3,611)
        Inventories                                      204,347       (283,310)
        Prepaid expenses and other current assets        (33,397)        (6,839)
        Other assets                                      88,675         11,212
        Accounts payable                                 104,842       (234,240)
        Accrued expenses                                 (83,421)       (45,325)
                                                     -----------    -----------
          Net cash used in operating activities       (1,577,758)    (1,482,551)
                                                     -----------    -----------

Cash flows from investing activities:
  Equipment purchases                                    (32,454)        (6,591)
                                                     -----------    -----------
          Net cash used in investing activities          (32,454)        (6,591)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                 34,750        304,937
  Proceeds from private placement of common stock      4,369,518             --
  Proceeds from exercise of warrants                          --      4,350,945
  Payment of capital lease obligations                    (4,205)            --
                                                     -----------    -----------
          Net cash provided by financing activities    4,400,063      4,655,882
                                                     -----------    -----------

          Net increase in cash and cash equivalents    2,789,851      3,166,740
                                                     -----------    -----------

Cash and cash equivalents, beginning of period         1,398,049      4,200,231
                                                     -----------    -----------

Cash and cash equivalents, end of period             $ 4,187,900    $ 7,366,971
                                                     ===========    ===========

Supplemental disclosure of cash flow information:

  Interest paid                                      $       312    $        --
                                                     ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  MAY 31, 1998


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of C-Phone Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth therein. Operating results for the three-month period ended May 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1999. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998.

2.       STOCK OPTIONS

         As of May 31, 1998, options for 254,727 shares of the Company's common stock, par value $.01 per share (the "Common Stock") were outstanding under the Company's 1994 Stock Option Plan (the "Plan") (44,417 of which are non-qualified options exercisable at prices ranging from $3.00 to $7.00 per share, depending upon the date of grant, and 210,310 of which are incentive stock options exercisable at prices ranging from $3.125 to $10.375 per share, depending upon the date of the grant), and options for 161,853 shares of Common Stock were available for future grants. Due to vesting provisions included in the options, only options representing 151,316 shares of Common Stock were exercisable as of May 31, 1998. The following table summarizes certain information with respect to exercisable options:

                                                            Number of
                            Range of                         Options
                         Exercise Price                    Exercisable
                  ------------------------------       -------------------
                          $3.00 - $3.38                      43,593
                          $5.95 - $6.75                      14,001
                          $7.00 - $7.50                      91,390
                             $10.375                          2,332


3.       PREFERRED STOCK, WARRANTS AND CONTINGENT VALUE RIGHTS

         (a) During the week of March 31, 1997, the Company completed a private placement (the "March Placement"), through a placement agent, pursuant to which the Company issued an aggregate of 833,667 shares (the "Original Shares") of Common Stock to the participants (the "Investors") in the March Placement and received net proceeds of approximately $4,370,000 (after payment, or accrual, of fees and expenses of approximately $632,000). Accompanying each of the Original Shares was the right, under certain circumstances, to receive additional shares of Common Stock in accordance with the terms of a "contingent value right" (the "Rights"). The Rights, which expired June 25, 1998, were automatically exercised at the time, and from time to time, as the Original Shares were first publicly sold through a broker-dealer. The terms of the Rights provided that, upon the first such sale of any Original Shares at a price of less than $8.00 per share, the seller of the Original Shares would automatically receive, for each such Original Share sold, and without the payment of any additional consideration, such additional number of shares of Common Stock as equaled (i) $8.00 divided by the Adjusted Price, minus (ii) one; where the Adjusted Price equals the greater of (x) the average closing bid price per share of Common Stock on The Nasdaq National Market for the ten trading days immediately preceding the date of sale of the Original Shares, and (y) $2.00. All the Original Shares have been publicly resold and, pursuant to the terms of the Rights, 136,863 additional shares were issued as a result thereof.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  MAY 31, 1998

              In connection with the March Placement, the Company issued to an affiliate of the placement agent warrants to acquire an aggregate of 150,000 shares of Common Stock at an exercise price of $9.60 per share, which warrants expired without being exercised.

         (b) On December 19, 1997, the Company completed a private placement (the "December Placement") pursuant to which the Company issued to the several participants an aggregate of (i) 4,500 shares (the
              "Preferred Shares") of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), par value $0.1 per share, with an initial stated value of $1,000 per share (which increases at the rate of 5% per annum) (such amount, as increased from time to time, the "Stated Value"), (ii) warrants (the "One-Year Warrants") to acquire up to 315,000 shares of Common Stock, and
              (iii) warrants (the "Three-Year Warrants") to acquire up to 135,000 shares of Common Stock. The Company received net proceeds of approximately $4,110,000 (after payment, or accrual, of fees (including finders fees) and related expenses of approximately $390,000). Each Preferred Share is convertible, from time to time, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Stated Value by the lesser of (x) $7.3575, and (y) 85% of the average of the closing bid price during such three consecutive trading day period as may be selected by the holder during the 25-day trading period preceding the date of conversion. Any outstanding Preferred Shares on December 19, 1999 automatically will be converted into Common Stock at the conversion price then in effect. The Preferred Shares are subject to redemption at the option of the holder if, among other things, (i) the Company fails to maintain an effective registration statement with respect to the shares of Common Stock issuable upon exercise of the Preferred Shares for more than 30 consecutive days or more than 60 days in any 12-month period, (ii) the Company fails to maintain the listing of the Common Stock on the Nasdaq National Market or another principal securities exchange or automated quotation system, or (iii) the aggregate number of shares of Common Stock then issued upon conversion of the Preferred Shares would equal 1,068,513 shares of Common Stock, unless the Company, prior thereto or within 75 days after notice from holders of two-thirds of the Preferred Shares (which notice had not yet been received as of July 10, 1998), has obtained approval for the issuance of any necessary additional shares of Common Stock upon conversion of the then outstanding Preferred Shares. If the Company does not receive approval to issue the additional shares of Common Stock and the holders of the Preferred Shares elect to exercise their redemption rights, the Company will be required to redeem the remaining outstanding Preferred Shares at an amount equal to the greater of (x) 118% of the Stated Value of the Preferred Shares and (y) the market value of the Common Stock into which the Preferred Shares would have been converted on the date of redemption. The One-Year Warrants expire on December 19, 1998, have an exercise price of $8.05 per share and are redeemable at the option of the Company at a price of $.01 per warrant if the closing price of the Common Stock is greater than 130% of the exercise price of the One-Year Warrants for 10 consecutive trading days. The Three-Year Warrants expire on December 19, 2000, have an exercise price of $9.10 per share and are not redeemable. In connection with the December Placement, the Company paid a finders fee of $295,000 and issued to an affiliate of the finder warrants (upon the same terms as the One-Year Warrants) to acquire an aggregate of 185,000 shares of Common Stock.

              Regulations promulgated by the Securities and Exchange Commission require that all issues of mandatorily redeemable stock be excluded from the shareholders' equity section of the balance sheet and be presented separately. One of the characteristics of a mandatorily redeemable stock is that it contains conditions for redemption, even if remote, which are not solely within the control of the issuer. As set forth above, the Preferred Shares are subject to redemption at the option of the holder under certain circumstances. Since there is the possibility that the occurrence of an event outside the control of the Company could cause redemption, the Preferred Stock has been classified separately from shareholders' equity on the balance sheet.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  MAY 31, 1998

         (c) On May 13, 1998, the Company reduced the exercise price of the warrants to purchase 200,000 shares of Common Stock issued in its 1994 initial public offering (the "1994 Warrants") from $8.40 to $6.00 per share in consideration for (i) requiring payment of the exercise price for the 1994 Warrants to be made in cash (rather than upon surrender of 1994 Warrants) and (ii) changing the expiration date thereof from August 18, 1999 to May 21, 1998. On May 13, 1998, the closing sales price of the Common Stock was $9.75. The holders of the 1994 Warrants exercised all of the 1994 Warrants by May 15, 1998. In addition, as of May 31, 1998, One-Year Warrants (including the warrants issued to the finder) to purchase 325,000 shares of Common Stock at $8.05 per share and Three-Year Warrants to purchase 60,000 shares of Common Stock at $9.10 per share also had been exercised. As a result of such warrant exercises, during the three months, ended May 31, 1998, the Company received net proceeds of $4,350,945. As of May 31, 1998, 2,576 Preferred Shares had been converted into an aggregate of 1,067,217 shares of Common Stock.

4.       NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which established new standards for computation of earnings per share. SFAS No. 128 requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the three months ended May 31, 1997 or 1998 as they would be anti-dilutive. The accretion of the 5% annual increase in stated value of the Preferred Stock in the amount of $45,878 for the three months ended May 31, 1998 increased the net loss attributable to common shareholders to $1,088,523 for the purposes of the calculation of net loss per share for the three months ended May 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S BELIEF AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, MANAGEMENT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT USUALLY WILL INCLUDE WORDS SUCH AS THE COMPANY "BELIEVES" OR "EXPECTS" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING CAPITAL EXPENDITURES, EARNINGS, SALES, LIQUIDITY AND CAPITAL RESOURCES, AND ACCOUNTING MATTERS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN ITEM 1 - "DESCRIPTION OF BUSINESS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 1998, AS WELL AS FACTORS SUCH AS FUTURE ECONOMIC CONDITIONS, ACCEPTANCE BY CUSTOMERS OF THE COMPANY'S PRODUCTS, CHANGES IN CUSTOMER DEMAND, LEGISLATIVE, REGULATORY AND COMPETITIVE DEVELOPMENTS IN MARKETS IN WHICH THE COMPANY OPERATES AND OTHER CIRCUMSTANCES AFFECTING ANTICIPATED REVENUES AND COSTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT ON FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF OTHER UNANTICIPATED EVENTS.

OVERVIEW

                  The Company has been, and is, primarily engaged in the engineering, manufacturing and marketing of a line of TV-based and PC-based video conferencing systems. The Company's stand alone TV-based video conferencing system or "video phone," which operates over regular analog telephone lines using a standard television set, is marketed under the name C-Phone Home. In addition, in March 1998, the Company began limited shipments of its DS 324 TV-based video phone, which operates over both analog and ISDN digital telephone lines. In May 1998, the Company introduced C-Phone ITV, a TV-based set top device that provides Internet access using a standard television set and an analog telephone line. The Company's PC-based video conferencing systems, which operate over digital networks, are marketed under the name C-Phone(R). From time to time, the Company also has engaged in contractual software development related to its products.

                  The Company commenced operations in 1986 as a manufacturer of promotional radios and, in 1990, developed data/fax modems under the name "TWINCOM." In early 1993, the Company shifted its primary focus from modems to the development of C-Phone and, during 1994, the Company phased out its modem product line as it was no longer profitable. Since 1993, the Company has invested significant resources in product development, engineering and marketing activities for its video conferencing products, and expects that such investments will continue in the foreseeable future.

                  The Company's products are marketed through a variety of channels depending upon the product. The Company's TV-based video phone is marketed to end users, distributors, and resellers and to original equipment manufacturers ("OEMs") which integrate the product with other equipment for resale to specific industries such as health care and security services. During the year ended February 28, 1998 ("Fiscal 1998"), many retail distributors offered the end user the option to purchase the Company's TV-based video phone on a stand-alone basis or, similar to the method by which most cellular telephones are sold, at a lower price when purchased with telecommunications services offered by the Company. The proceeds to the Company from units sold under the latter option were less than the Company's cost of the product and, as 36% of C-Phone Home sales were made under such purchase option in Fiscal 1998, such sales and the required mark-down of related inventory to reflect such sale price contributed significantly to the gross loss for that period. However, the percentage of sales under this option has decreased to the point that the Company is phasing-out the telecommunications option. The Company is currently exploring the market opportunities for C-Phone ITV and is developing a marketing strategy for this product. The Company believes that its TV-based products currently have greater market potential than its PC-based products and, in light of the lack of significant industry acceptance for PC-based desktop video conferencing products operating over a LAN, and the Company's limited financial and other resources, the Company has decided to shift its resources to its TV-based products, although the Company will continue to support and provide equipment to its existing customer base for its PC-based products and to new customers in connection with specialized applications, if any, relating to its PC-based products that may be presented to the Company.

                  As a result of the foregoing and the low volume of sales, the Company has incurred significant losses during the three fiscal years ended February 28, 1998 and the three months ended May 31, 1998. The Company expects to continue to incur significant losses in the foreseeable future due to its expenditures for product development and the commercialization of its TV-based products.

RECENT EQUITY OFFERINGS

                  MARCH 1997 PRIVATE PLACEMENT. During the week of March 31, 1997, the Company completed a private placement (the "March Placement") pursuant to which the Company issued an aggregate of 833,667 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), to the participants in the March Placement and received net proceeds of approximately $4,370,000 (after payment of fees and expenses of approximately $632,000). Accompanying each of such shares was the right, under certain circumstances, to receive additional shares of Common Stock in accordance with the terms of a "contingent value right." Pursuant to the terms of such rights, 136,863 additional shares of Common Stock subsequently were issued. In connection with the March Placement, the Company issued to an affiliate of the placement agent warrants to acquire an aggregate of 150,000 shares of Common Stock at an exercise price of $9.60 per share, which warrants expired without being exercised.

                  DECEMBER 1997 PRIVATE PLACEMENT. In December 1997, the Company completed a private placement (the "December Placement") pursuant to which the Company issued an aggregate of (i) 4,500 shares (the "Preferred Shares") of the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock") with an initial stated value of $1,000 per share (which increases at the rate of 5% per annum) (such amount, as increased from time to time, the "Stated Value"), (ii) warrants (the "One-Year Warrants") to acquire up to 315,000 shares of Common Stock, and (iii) warrants (the "Three-Year Warrants" and with the One-Year Warrants, collectively, the "1997 Warrants") to acquire up to 135,000 shares of Common Stock, to the participants in the December Placement and received aggregate proceeds of approximately $4,110,000 (after payment of fees and expenses of approximately $390,000). In connection with the December Placement, the Company paid a finders fee of $295,000 and issued to an affiliate of the finder warrants (upon the same terms as the One-Year Warrants) to acquire an aggregate of 185,000 shares of Common Stock, which warrants have been exercised.

                  Each Preferred Share is convertible, from time to time, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Stated Value by the lesser of (i) $7.3575, and (ii) 85% of the average of the closing bid price during such three consecutive trading day period as may be selected by the holder during the 25 trading day period preceding the date of conversion. The Preferred Shares cease to be convertible (the "19.99% Limitation") if, at any time, the aggregate number of shares of Common Stock then issued upon conversion of the Preferred Shares would equal 1,068,513 shares of Common Stock (the remaining shares of Common Stock then issuable upon conversion of the Preferred Shares being the "Excess Shares"), unless, in accordance with the rules of The Nasdaq Stock Market, Inc. ("Nasdaq") (on which the Common Stock is traded), the Company has obtained approval for the issuance of the Excess Shares by a majority of the total votes cast on such proposal by the holders of the then outstanding Common Stock (not including any shares of Common Stock held by present or former holders of the Preferred Shares that were issued upon conversion of the Preferred Shares), or it has otherwise obtained permission from Nasdaq to allow such issuances. Any outstanding Preferred Shares on December 19, 1999 automatically will be converted into Common Stock at the conversion price then in effect. As of July 10, 1998, 2,576 of the Preferred Shares had been converted into 1,067,217 shares of Common Stock. As a result of the 19.99% Limitation, the remaining Preferred Shares are not presently convertible.

                  The One-Year Warrants expire on December 19, 1998 and have an exercise price of $8.05 per share (115% of the closing price of the Common Stock on the NNM on the trading day immediately preceding the closing date of the December Placement), subject to adjustment under certain circumstances, including upon the issuance of shares of Common Stock (or securities convertible or exchangeable into shares of Common Stock) at less than 80% of the then market price on the NNM for the Common Stock. The One-Year Warrants are redeemable at the option of the Company at a price of $.01 per warrant if the closing price of the Common Stock on the NNM is greater than 130% of the exercise price of the One-Year Warrants then in effect for 10 consecutive trading days. The Three-Year Warrants expire on December 19, 2000 and have an exercise price of $9.10 per share (130% of the closing price of the Common Stock on the NNM on the trading day immediately preceding the closing date of the December Placement), subject to adjustment under certain circumstances, including upon the issuance of shares of Common Stock (or securities convertible or exchangeable into shares of Common Stock) at less than 80% of the then market price on the NNM for the Common Stock. The Three-Year Warrants are not redeemable. As of May 31, 1998, 325,000 shares of Common Stock had been issued upon exercise of One-Year Warrants at $8.05 per share (including the warrants issued to the finder in the December Placement), 60,000 shares had been issued upon exercise of Three-Year Warrants at $9.10 per share and the Company received aggregate proceeds of $3,162,250 from the exercise thereof.

                  The Preferred Shares are subject to redemption at the option of a holder if, among other things, (i) the effectiveness of a Registration Statement for the shares of Common Stock issuable upon conversion of the Preferred Shares lapses for more than 30 consecutive days or more than 60 days in any 12-month period, (ii) the Company fails to maintain the listing of the Common Stock on the NNM or another principal securities exchange or automated quotation system and such failure continues for more than 30 days, or (iii) the Preferred Shares cease to be convertible as a result of the 19.99% Limitation and the Company has not, prior thereto, or within 75 days after notice from holders of two-thirds of the Preferred Shares (which notice has not been received as of July 10, 1998), obtained approval to issue additional shares of Common Stock. The Company intends to seek approval to issue the additional shares of Common Stock at its 1998 Annual Meeting of Shareholders scheduled to be held on July 31, 1998. If the Company does not receive approval to issue the additional shares of Common Stock and the holders of the Preferred Shares elect to exercise their redemption rights, the Company will be required to redeem the remaining outstanding Preferred Shares at an amount equal to the greater of (a) 118% of the Stated Value of the Preferred Shares on the date of redemption and
(b) the market value of the Common Stock into which the Preferred Shares would have been converted on the date of redemption. If the redemption had occurred as of July 10, 1998, the Company would have been required to pay approximately $2,414,682 to redeem the remaining outstanding Preferred Shares. However, as the actual redemption amount will be based on the Stated Value or the price of the Common Stock in effect at the time of redemption, the actual redemption amount could be higher or lower. There can be no assurance that the Company will have the financial ability to redeem the Preferred Shares, if required (although the Company currently has such financial ability), and, even if the Company has such ability, such payment may materially adversely affect the Company's financial condition and deplete its cash resources.

                  1994 WARRANT EXERCISES. In connection with the Company's 1994 initial public offering, the Company had issued to the representative of the underwriters, warrants expiring August 19, 1999 to purchase 200,000 shares of Common Stock at an exercise price of $8.40 per share. On May 13, 1998, the Company reduced the exercise price of such warrants to $6.00 per share, in consideration for (i) requiring payment of the exercise price for such warrants to be made in cash (rather than upon surrender of warrants) and (ii) changing the expiration date thereof to May 21, 1998. On May 13, 1998, the closing sales price of the Common Stock was $9.75. All of such warrants were exercised by May 13, 1998 and the Company received aggregate proceeds of $1,200,000.

                  Further information with respect to the March Placement and the December Placement is set forth in Item 6 - "Management's Discussion and Analysis or Plan of Operation - Recent Equity Offerings" of the Company's Annual report on Form 10-KSB for the fiscal year ended February 28, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1998 ("1ST QUARTER 99") AS COMPARED TO THREE MONTHS ENDED MAY 31, 1997 ("1ST QUARTER 98")

                  REVENUES. Net sales decreased 22% to $339,150 in 1st Quarter 99 from $433,121 in 1st Quarter 98, reflecting the Company's change of focus to its TV-based products from its PC-based products as a result of an industry-wide slowdown in the continued acceptance of PC-based desktop video conferencing. Sales of PC-based products represented 17% of sales for 1st Quarter 99 as compared to 75% of sales for 1st Quarter 98. The decrease in PC-based product sales was partially offset by an increase in TV-based product sales. During 1st Quarter 99, the Company had other revenue of $16,388 compared to $3,679 during 1st Quarter 98. As a result, revenues decreased 19% to $355,538 in 1st Quarter 99 from $436,800 in 1st Quarter 98.

                  COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventory to net realizable value). Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold decreased 44% to $508,073 (150% of net sales) in 1st Quarter 99 from $901,016 (208% of net sales) in 1st Quarter 98. The decrease in cost of goods sold and the decrease in the percentage of cost of goods sold to net sales was the result of the decrease in sales and the decrease in the number of units of C-Phone Home sold at less than cost with a telecommunications agreement. The high cost of goods sold to net sales percentage reflects the high cost of manufacture of the Company's TV-based products in its initial production stage and the inability to cover fixed manufacturing costs at low production volumes. The cost of other revenues ($8,202) in 1st Quarter 99 was 50% of related revenue. The Company had no similar costs in 1st Quarter 98.

                  GROSS PROFIT (LOSS). The gross loss was $160,737 in 1st Quarter 99 (45% of revenues), as compared to a gross loss of $464,216 (106% of revenues) in 1st Quarter 98. The gross loss in 1st Quarter 99 was primarily the result of the low sales volume and the related high cost of goods sold discussed above.

                  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 38% to $725,584 (204% of revenues) in 1st Quarter 99 from $1,162,212 (266% of revenues) in 1st Quarter 98. The primary reason for the decrease was a 70% decrease in selling and marketing expenses to approximately $217,000 in 1st Quarter 99 from approximately $719,000 in 1st Quarter 98, substantially all of which decrease was directly related to the marketing launch of C-Phone Home in 1st Quarter 98. The decrease in selling and marketing expenses was partially offset by an increased reserve for bad debt expenses based upon the Company's historical experience with the retail industry, increased legal and accounting expenses, primarily as a result of the complexities related to the addition of the TV-based product line, the reallocation of duties of certain personnel from research, development and engineering, and increased investor relations and other shareholder expenses resulting from a significant increase in the number of holders of the Common Stock. The Company expects that it will continue to incur substantial selling, general and administrative expenses during Fiscal 1999 as a result of the continued commercialization of the Company's TV-based products.

                  RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 26% to $209,067 (59% of revenues) in 1st

Quarter 99 from $280,739 (64% of revenues) in 1st Quarter 98. The decrease was primarily the result of the change in focus to the Company's TV-based products from its PC-based products and a decrease in personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

                  OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss decreased 43% to $1,095,388 in 1st Quarter 99 from $1,907,167 in 1st Quarter 98.

                  INTEREST. Interest income increased 24% to $52,743 in 1st Quarter 99 from $42,411 in 1st Quarter 98 as a result of interest earned on the higher average cash and cash equivalents due to the receipt of proceeds from the December Placement and from the exercise of previously issued warrants and options in May 1998, partially offset by the continued use of the Company's cash and cash equivalents to fund operations.

                  INCOME TAXES. The Company's losses for 1st Quarter 99 and 1st Quarter 98 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company has financed its recent operations primarily from the proceeds of the March Placement, which raised net proceeds of approximately $4,370,000, and the December Placement, which raised net proceeds of approximately $4,110,000. In addition, during May 1998, the Company received approximately $4,650,000 from the exercise of previously issued warrants and options. See "Recent Equity Offerings."

                  At May 31, 1998, the Company had working capital of $8,8830,889 (an increase of $3,660,384 from $5,170,505 at February 28, 1998) and cash and cash equivalents of $7,366,971 (as compared to $4,200,231 at February 28, 1998). The Company's invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. During 1st Quarter 99, operating activities used $1,482,551 of net cash, primarily to fund operating activities, investing activities used $6,591 of net cash for equipment purchases, and financing activities provided $4,655,882 of net cash from the exercise of previously issued warrants and options. Due to the technical nature of the Company's business and the anticipated expansion of its video conferencing technology into new applications, management expects to continue to expend significant resources for continued development and engineering as well as selling and marketing expenses.

                  The Company believes that its current working capital, which includes the net proceeds from the March Placement, the December Placement and the exercise, in May 1998, of previously issued warrants and options, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures, including the continued development and commercialization of its TV-based products, at least through the end of fiscal year 1999. However, if any of the Company's TV-based products gain significant market acceptance, of which there can be no assurance, the very substantial investment which would then be required by the Company for manufacturing, inventory and marketing expenditures and carrying of accounts receivable related to the commercialization of such products, would require the Company to obtain even more working capital. The Company anticipates that such additional funds should be available through one or more possible sources, including through (i) a private placement of (a) its debt securities, including debt securities convertible into Common Stock, and/or (b) its Common Stock or preferred stock, (ii) the exercise of the Company's remaining outstanding 1997 Warrants, if the market price of the Common Stock were to exceed the exercise price of such warrants, of which there can be no assurance, and/or (iii) a public offering of Common Stock. Unless adequate income relating to sales of TV-based products is attained, the timing or receipt of which cannot be predicted, the Company may require additional cash resources for the development of alternative products. There can be no assurance that additional funds needed by the Company will be available when needed or, if available, that the terms of such fundings will be favorable or acceptable to the Company.

                  The development and recent introduction of TV-based products have placed a significant strain on the Company's limited personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to continue to attract, train, motivate and manage its employees successfully and to continue to improve its operational, financial and management systems. The Company's failure to effectively manage its growth could have a material adverse effect on the Company's business and operating results.

                  The Company leases its facility and owns its manufacturing equipment free from encumbrances. As of May 31, 1998, the Company had no material commitments for capital expenditures.

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

                  The Company believes that, during the past three years, inflation has not had a significant impact on the Company's sales or operating results. Certain of the Company's products, and components and subassemblies used by the Company in its products, are manufactured outside of the United States and represent a material portion of the unit cost of the Company's basic products. Although the Company has not experienced any significant price increases to date as a result of changes in foreign currency rates, there can be no assurance that, in the future, changes in foreign currency rates will not affect the cost of its foreign purchased components and subassemblies. The Company's foreign sales are denominated in U.S. dollars and the Company does not incur any foreign currency risks; however, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to foreign customers, which would result in a reduction in foreign sales or the profitability of any of such sales.

IMPACT OF YEAR 2000 ISSUE

                  Computer systems may experience problems handling dates beyond the year 1999 because many computer programs use only two digits to identify a year in a date field. As the Company's products do not include date/time mechanisms in their operating software, the Company's products are Year 2000 complaint.

                  During Fiscal 1998, for operational purposes, the Company made the decision to upgrade its internal financial software system, which is Year 2000 compliant. The Company has substantially completed the identification of other internal computer-based systems it uses which may require upgrading to insure operational continuity beyond December 31, 1999, and anticipates that the cost of bringing these internal minor systems into compliance will not be material. The Company is assessing the possible effects on the Company's operations of Year 2000 compliance related to key suppliers, subcontractors and customers. The Company's reliance on suppliers and subcontractors means that the failure to address Year 2000 compliance issues by these parties could have an impact on the Company's business, although the Company believes that such impact, if any, would not be material.

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


                           C-PHONE CORPORATION



Date: July 14, 1998        By:  /s/ Daniel P. Flohr
                               -------------------------------------------------
                                    Daniel P. Flohr
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: July 14, 1998        By:  /s/ Paul H. Albritton
                               -------------------------------------------------
                                    Paul H. Albritton
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)