Form 10QSB
period 1998-08-31
C-PHONE CORP
filed 1998-10-15
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
         EXCHANGE ACT OF 1934


                         Commission file number: 0-24426


                               C-PHONE CORPORATION
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


         New York                                                06-1170506
-------------------------------                                 -------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                             6714 NETHERLANDS DRIVE
                        WILMINGTON, NORTH CAROLINA 28405
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (910) 395-6100
                ------------------------------------------------
                (Issuer's telephone number, including area code)


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

            7,871,734 shares of common stock as of October 14, 1998.


Transitional Small Business Disclosure Form      Yes [ ]    No [X]

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX



                                                                     PAGE NUMBER
                                                                     -----------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets as of February 28, 1998
            and August 31, 1998 (unaudited) ...............................  3

          Statements of Operations for the three and six
            months ended August 31, 1997 and 1998 (unaudited) .............  4

          Statements of Cash Flows for the six months
            ended August 31, 1997 and 1998 (unaudited) ....................  5

          Notes to Unaudited Financial Statements .........................  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......  9


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ................................ 17

SIGNATURES ................................................................ 18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                  C-PHONE CORPORATION
                                                    BALANCE SHEETS

                                                                                       February 28, 1998 August 31, 1998
                                                                                       ----------------- ---------------
                                    ASSETS                                                                 (unaudited)
Current assets:
         Cash and cash equivalents                                                       $  4,200,231    $  6,568,021
         Accounts receivable, net of allowance for doubtful accounts of $173,227 at February 28, 1998 and  $174,215 at
                  August 31, 1998 (unaudited)                                                 346,684         264,735
         Inventories                                                                        1,641,528       1,687,588
         Prepaid expenses and other current assets                                             73,728         141,867
                                                                                         ------------    ------------
                           Total current assets                                             6,262,171       8,662,211
Property and equipment, net                                                                   164,174         108,884
Other assets                                                                                   42,686          45,262
                                                                                         ------------    ------------
                           Total assets                                                  $  6,469,031    $  8,816,357
                                                                                         ============    ============

                                    LIABILITIES, PREFERRED STOCK AND
                                    SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable, trade                                                         $    796,019    $    458,979
         Accrued expenses                                                                     295,647         263,074
                                                                                         ------------    ------------
                           Total current liabilities                                        1,091,666         722,053

Series A convertible preferred stock, $1,000 stated amount;
         5,000 shares designated; 4,500 and 724 shares issued and
         outstanding  at February 28, 1998 and August 31, 1998 (unaudited),
         respectively (Note 3(b))                                                           4,543,767         749,290

Shareholders' equity:
         Common stock, $.01 par value; 20,000,000 shares authorized at February 28, 1998 and August 31, 1998 (unaudited);
                  5,348,234 and 7,595,666 shares issued and outstanding at
                  February 28, 1998 and August 31, 1998 (unaudited), respectively              53,482          75,957
         Paid-in capital - common stock                                                    18,038,006      27,640,609
         Paid-in capital - preferred stock                                                  1,318,350         212,108
         Accumulated deficit                                                              (18,576,240)    (20,583,660)
                                                                                         ------------    ------------
                           Total shareholders' equity                                         833,598       7,345,014
                                                                                         ------------    ------------
                           Total liabilities, preferred stock and shareholders' equity   $  6,469,031    $  8,816,357
                                                                                         ============    ============

                       The accompanying notes are an integral part of the financial statements.

                                                          3

                                              C-PHONE CORPORATION
                                           STATEMENTS OF OPERATIONS
                                                  (unaudited)

                                                    Three Months Ended August 31,  Six Months Ended August 31,
                                                    -----------------------------  ---------------------------
                                                         1997           1998           1997           1998
                                                     -----------    -----------    -----------    -----------

Net sales                                            $   319,789    $   540,765    $   752,910    $   879,915
Other revenue                                              4,360          9,124          8,039         25,512
                                                     -----------    -----------    -----------    -----------
              Total revenue                              324,149        549,889        760,949        905,427
                                                     -----------    -----------    -----------    -----------

Cost of goods sold                                       418,406        631,548      1,319,422      1,139,621
Cost of other revenue                                      1,012          1,241          1,012          9,443
                                                     -----------    -----------    -----------    -----------
              Total cost of revenue                      419,418        632,789      1,320,434      1,149,064
                                                     -----------    -----------    -----------    -----------

              Gross profit (loss)                        (95,269)       (82,900)      (559,485)      (243,637)
                                                     -----------    -----------    -----------    -----------

Operating expenses:
         Selling, general and administrative           1,003,111        703,284      2,165,323      1,428,868
         Research, development and engineering           240,247        197,733        520,986        406,800
                                                     -----------    -----------    -----------    -----------
              Total operating expenses                 1,243,358        901,017      2,686,309      1,835,668
                                                     -----------    -----------    -----------    -----------

              Operating loss                          (1,338,627)      (983,917)    (3,245,794)    (2,079,305)

Interest expense                                            (135)            --           (447)            --
Interest income                                           41,862         87,518         84,273        140,261
                                                     -----------    -----------    -----------    -----------

              Net loss                               $(1,296,900)   $  (896,399)   $(3,161,968)   $(1,939,044)
                                                     ===========    ===========    ===========    ===========

Per-share data:
Basic and diluted net loss per common share          $     (0.25)   $     (0.13)   $     (0.62)   $     (0.31)
                                                     ===========    ===========    ===========    ===========
Shares used in computing net loss per common share     5,203,356      7,114,095      5,061,132      6,460,859
                                                     ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part of the financial statements.

                                            C-PHONE CORPORATION
                                          STATEMENTS OF CASH FLOWS
                                                (unaudited)

                                                                                Six Months Ended August 31,
                                                                                ---------------------------
                                                                                    1997           1998
                                                                                ------------   ------------
Cash flows from operating activities:
         Net loss                                                               $(3,161,968)   $(1,939,044)
         Adjustments to reconcile net loss to net cash
                  used in operating activities:
                  Depreciation and amortization                                      53,527         66,817
                  Bad debt expense                                                   96,258        103,991
                  Compensation expense of stock options                              19,200         12,800
                  Compensation expense of stock issued                               14,220             --
                  Changes in operating assets and liabilities:
                           Accounts receivable                                      (73,854)       (22,042)
                           Inventories                                               62,729        (46,060)
                           Prepaid expenses and other current assets                (34,926)       (68,139)
                           Other assets                                              93,154         (2,576)
                           Accounts payable                                        (220,106)      (337,040)
                           Accrued expenses                                        (160,000)       (32,573)
                                                                                -----------    -----------
                                    Net cash used in operating activities        (3,311,766)    (2,263,866)
                                                                                -----------    -----------

Cash flows from investing activities:
         Equipment purchases                                                        (37,215)       (11,527)
                                                                                -----------    -----------
                                    Net cash used in investing activities           (37,215)       (11,527)
                                                                                -----------    -----------

Cash flows from financing activities:
         Proceeds from exercise of stock options                                     34,750        304,937
         Proceeds from private placement of common stock, net                     4,369,518             --
         Proceeds from exercise of warrants, net                                         --      4,338,246
         Payment of capital lease obligations                                       (11,507)            --
                                                                                -----------    -----------
                                    Net cash provided by financing activities     4,392,761      4,643,183
                                                                                -----------    -----------

                                    Net increase in cash and cash equivalents     1,043,780      2,367,790
                                                                                -----------    -----------

Cash and cash equivalents, beginning of period                                    1,398,049      4,200,231
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $ 2,441,829    $ 6,568,021
                                                                                ===========    ===========

Supplemental disclosure of cash flow information:

         Interest paid                                                          $       447    $         0
                                                                                ===========    ===========

                  The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 AUGUST 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of C-Phone Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth therein. Operating results for the three and six month periods ended August 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1999. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998.

2.   STOCK OPTIONS

     As of August 31, 1998, options for 261,892 shares of the Company's common stock, par value $.01 per share (the "Common Stock") were outstanding under the Company's 1994 Stock Option Plan (the "Plan") (51,750 of which are non-qualified options exercisable at prices ranging from $3.00 to $7.00 per share, depending upon the date of grant, and 210,142 of which are incentive stock options exercisable at prices ranging from $3.125 to $10.375 per share, depending upon the date of the grant), and options for 154,688 shares of Common Stock were available for future grants. Due to vesting provisions included in the options, only options representing 179,964 shares of Common Stock were exercisable as of August 31, 1998. During the six month period ended August 31, 1998, options to purchase 57,749 shares of Common Stock were exercised at an average exercise price of $5.28 per share. The following table summarizes certain information with respect to exercisable options:

                                                          Number of
                    Range of                               Options
                 Exercise Price                          Exercisable
          ------------------------------             --------------------
                  $3.00 - $3.38                             61,391
                  $5.95 - $6.75                             25,517
                  $7.00 - $7.50                             90,724
                     $10.375                                 2,332

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

                                 AUGUST 31, 1998

         In connection with the March Placement, the Company issued to an affiliate of the placement agent warrants to acquire an aggregate of 150,000 shares of Common Stock at an exercise price of $9.60 per share, which warrants expired without being exercised.

     (b) On December 19, 1997, the Company completed a private placement (the "December Placement") pursuant to which the Company issued to the several participants an aggregate of (i) 4,500 shares (the "Preferred Shares" ) of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), par value $.01 per share, with an initial stated value of $1,000 per share (which increases at the rate of 5% per annum) (such amount, as increased from time to time, the "Stated Value"), (ii) warrants (the "One-Year Warrants") to acquire up to 315,000 shares of Common Stock, and (iii) warrants (the "Three-Year Warrants") to acquire up to 135,000 shares of Common Stock. The Company received net proceeds of approximately $4,110,000 (after payment, or accrual, of fees (including finders fees) and related expenses of approximately $390,000). Each Preferred Share is convertible, from time to time, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Stated Value by the lesser of (x) $7.3575, and (y) 85% of the average of the closing bid price during such three consecutive trading day period as may be selected by the holder during the 25-day trading period preceding the date of conversion. Any outstanding Preferred Shares on December 19, 1999 automatically will be converted into Common Stock at the conversion price then in effect. The Preferred Shares are subject to redemption at the option of the holder if, among other things, (i) the Company fails to maintain an effective registration statement with respect to the shares of Common Stock issuable upon exercise of the Preferred Shares for more than 30 consecutive days or more than 60 days in any 12-month period, or (ii) the Company fails to maintain the listing of the Common Stock on the Nasdaq National Market or another principal securities exchange or automated quotation system. If any of the foregoing events occur and the holders of the Preferred Shares elect to exercise their redemption rights, the Company will be required to redeem the remaining outstanding Preferred Shares at an amount equal to the greater of (x) 118% of the Stated Value of the Preferred Shares and (y) the market value of the Common Stock into which the Preferred Shares would have been converted on the date of redemption. The One-Year Warrants expire on December 19, 1998, have an exercise price of $8.05 per share and are redeemable at the option of the Company at a price of $.01 per warrant if the closing price of the Common Stock is greater than 130% of the exercise price of the One-Year Warrants for 10 consecutive trading days. The Three-Year Warrants expire on December 19, 2000, have an exercise price of $9.10 per share and are not redeemable. In connection with the December Placement, the Company paid a finder's fee of $295,000 and issued to an affiliate of the finder warrants (upon the same terms as the One-Year Warrants) to acquire an aggregate of 185,000 shares of Common Stock.

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

     (c) On May 13, 1998, the Company reduced the exercise price of the warrants to purchase 200,000 shares of Common Stock issued in its 1994 initial public offering (the "1994 Warrants") from $8.40 to $6.00 per share in consideration for (i) requiring payment of the exercise price for the 1994 Warrants to be made in cash (rather than upon surrender of 1994 Warrants) and (ii) changing the expiration date thereof from August 18, 1999 to May 21, 1998. On May 13, 1998, the closing sales price of the Common Stock was $9.75. The holders of the 1994 Warrants exercised all of the 1994 Warrants by May 15, 1998. In addition, as of August 31, 1998, One-Year Warrants (including the warrants issued to the finder) to purchase 325,000 shares of Common Stock at $8.05 per share and Three-Year Warrants to purchase 60,000 shares of Common Stock at $9.10 per share also had been exercised. As a result of such warrant exercises, during the six months,

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 AUGUST 31, 1998


         ended August 31, 1998, the Company received net proceeds of $4,350,945. As of August 31, 1998, 3,776 Preferred Shares had been converted into an aggregate of 1,604,683 shares of Common Stock.

4.   NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which established new standards for computation of earnings per share. SFAS No. 128 requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the three and six months ended August 31, 1997 or 1998 as they would be anti-dilutive. The accretion of the 5% annual increase in stated value of the Preferred Stock in the amount of $22,499 and $68,377 for the three and six months ended August 31, 1998 increased the net loss attributable to common shareholders to $918,898 and $2,007,421, respectively, for the purposes of the calculation of net loss per share for the three and six months ended August 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S BELIEF AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, MANAGEMENT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN GENERALLY BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT USUALLY WILL INCLUDE WORDS SUCH AS THE COMPANY "BELIEVES" OR "EXPECTS" OR WORDS OF SIMILAR IMPORT. SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING CAPITAL EXPENDITURES, EARNINGS, SALES, LIQUIDITY AND CAPITAL RESOURCES, AND ACCOUNTING MATTERS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN ITEM 1 - "DESCRIPTION OF BUSINESS" AND ELSEWHERE IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED FEBRUARY 28, 1998, AS WELL AS FACTORS SUCH AS FUTURE ECONOMIC CONDITIONS, ACCEPTANCE BY CUSTOMERS OF THE COMPANY'S PRODUCTS, CHANGES IN CUSTOMER DEMAND, LEGISLATIVE, REGULATORY AND COMPETITIVE DEVELOPMENTS IN MARKETS IN WHICH THE COMPANY OPERATES AND OTHER CIRCUMSTANCES AFFECTING ANTICIPATED REVENUES AND COSTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT ON FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF OTHER UNANTICIPATED EVENTS.

OVERVIEW

         The Company is primarily engaged in the engineering, manufacturing and marketing of video conferencing systems. In 1993, the Company introduced C-Phone(R), its first PC-based video conferencing system which operates over digital networks. In 1997, the Company introduced C-Phone Home(TM), a TV-based set-top "video phone" which operates over analog telephone lines using a standard television set. In early 1998, the Company introduced the DS-324(TM), a TV-based video conferencing system which operates over either analog or digital telephone lines. In May 1998, the Company introduced C-Phone ITV(TM), a TV-based set-top device that provides Internet access using a standard television set and an analog telephone line.

         The Company presently markets several TV-based video conferencing products, including the DS-324 for business and personal use, the DS-324/Pro(TM) for business use and special applications, the DS-324/AV(TM) for security and surveillance applications, the DS-324/TTY(TM) for the hearing disabled, the DS-324/Multipoint System(TM) for distance learning and training, and C-Phone Home for individual home use. The Company believes that its TV-based video conferencing products currently have greater market potential than its PC-based products and the Company has decided to shift its resources to its TV-based products. The Company will continue to support its PC-based products and provide equipment to its existing customer base and to new customers in connection with specialized applications, if any. The Company's C-Phone ITV internet access device is currently being marketed to its existing customers for specific applications such as healthcare and to selected foreign markets. The Company is continuing to explore other market opportunities for C-Phone ITV.

         The Company's products are marketed through a variety of channels depending upon the product. The Company's TV-based video phone is marketed to end users, distributors, resellers and original equipment manufacturers ("OEMs") which integrate the product with other equipment for resale to specific industries such as health care and security services. During the year ended February 28, 1998 ("Fiscal 1998"), many retail distributors offered the end user the option to purchase C-Phone Home on a stand-alone basis or, similar to the method by which most cellular telephones are sold, at a lower price when purchased with telecommunications services offered by the Company. The proceeds to the Company from units sold under the latter option were less than the Company's cost of the product and, as 36% of C-Phone Home sales were made under such purchase option in Fiscal 1998, such sales and the required markdown of related inventory to reflect such sale price contributed significantly to the gross loss for that period. The Company has discontinued this purchase option due to the lack of market acceptance.

         As a result of the foregoing and the low volume of sales, the Company has incurred significant losses during the three fiscal years ended February 28, 1998 and the six months ended August 31, 1998. Until market acceptance of the Company's products is established, of which there can be no assurance, the Company expects to continue to incur significant losses due to its expenditures for product development and the commercialization of its products.

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

         DECEMBER 1997 PRIVATE PLACEMENT. In December 1997, the Company completed a private placement (the "December Placement") pursuant to which the Company issued an aggregate of (i) 4,500 shares (the "Preferred Shares") of the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock") with an initial stated value of $1,000 per share (which increases at the rate of 5% per annum) (such amount, as increased from time to time, the "Stated Value"), (ii) warrants (the "One-Year Warrants") to acquire up to 315,000 shares of Common Stock, and (iii) warrants (the "Three-Year Warrants" and with the One-Year Warrants, collectively, the "1997 Warrants") to acquire up to 135,000 shares of Common Stock, to the participants in the December Placement and received aggregate proceeds of approximately $4,110,000 (after payment of fees and expenses of approximately $390,000). In connection with the December Placement, the Company paid a finder's fee of $295,000 and issued to an affiliate of the finder warrants (upon the same terms as the One-Year Warrants) to acquire an aggregate of 185,000 shares of Common Stock, which warrants have been exercised.

         Each Preferred Share is convertible, from time to time, at the option of the holder, into such number of shares of Common Stock as is determined by dividing the Stated Value by the lesser of (i) $7.3575, and (ii) 85% of the average of the closing bid price during such three consecutive trading day period as may be selected by the holder during the 25 trading day period preceding the date of conversion. Any outstanding Preferred Shares on December 19, 1999 automatically will be converted into Common Stock at the conversion price then in effect. As of October 14, 1998, 4,317 of the Preferred Shares had been converted into 1,880,751 shares of Common Stock.

         The One-Year Warrants expire on December 19, 1998 and have an exercise price of $8.05 per share (115% of the closing price of the Common Stock on the Nasdaq National Market ("NNM") on the trading day immediately preceding the closing date of the December Placement), subject to adjustment under certain circumstances, including upon the issuance of shares of Common Stock (or securities convertible or exchangeable into shares of Common Stock) at less than 80% of the then market price on the NNM for the Common Stock. The One-Year Warrants are redeemable at the option of the Company at a price of $.01 per warrant if the closing price of the Common Stock on the NNM is greater than 130% of the exercise price of the One-Year Warrants then in effect for 10 consecutive trading days. The Three-Year Warrants expire on December 19, 2000 and have an exercise price of $9.10 per share (130% of the closing price of the Common Stock on the NNM on the trading day immediately preceding the closing date of the December Placement), subject to adjustment under certain circumstances, including upon the issuance of shares of Common Stock (or securities convertible or exchangeable into shares of Common Stock) at less than 80% of the then market price on the NNM for the Common Stock. The Three-Year Warrants are not redeemable. As of October 14, 1998, 325,000 shares of Common Stock had been issued upon exercise of One-Year Warrants at $8.05 per share (including the warrants issued to the finder in the December Placement), 60,000 shares had been issued upon exercise of Three-Year Warrants at $9.10 per share and the Company received aggregate proceeds of $3,162,250 from the exercise thereof.

         The Preferred Shares are subject to redemption at the option of a holder if, among other things, (i) the effectiveness of a Registration Statement for the shares of Common Stock issuable upon conversion of the Preferred Shares lapses for more than 30 consecutive days or more than 60 days in any 12-month period, or (ii) the Company fails to maintain the listing of the Common Stock on the NNM or another principal securities exchange or automated quotation system and such failure continues for more than 30 days. If any of the foregoing events occur and the holders of the Preferred Shares elect to exercise their redemption rights, the Company will be required to redeem the remaining outstanding Preferred Shares at an amount equal to the greater of (a) 118% of the Stated Value of the Preferred Shares on the date of redemption and (b) the market value of the Common Stock into which the Preferred Shares would have been converted on the date of redemption. There can be no assurance that the Company will have the financial ability to redeem the Preferred Shares, if required (although the Company currently has such financial ability), and, even if the Company has such ability, such payment may materially adversely affect the Company's financial condition and deplete its cash resources.

         1994 WARRANT EXERCISES. In connection with the Company's 1994 initial public offering, the Company had issued to the representative of the underwriters, warrants expiring August 19, 1999 to purchase 200,000 shares of Common Stock at an exercise price of $8.40 per share. On May 13, 1998, the Company reduced the exercise price of such warrants to $6.00 per share, in consideration for (i) requiring payment of the exercise price for such warrants to be made in cash (rather than upon surrender of warrants) and (ii) changing the expiration date thereof to May 21, 1998. On May 13, 1998, the closing sales price of the Common Stock was $9.75. All of such warrants were exercised by May 15, 1998 and the Company received aggregate proceeds of $1,200,000.

         EQUITY LINE. On September 18, 1998, the Company entered into a Private Equity Credit Agreement (the "Equity Line") with Sovereign Partners, L.P. (the "Investor"). Pursuant to the terms of the Equity Line, subject to the satisfaction of certain conditions, the Company may require the Investor to purchase shares of Common Stock over a period of 18 months from the effective date of the Registration Statement (as defined below), for an aggregate purchase price of up to $5 million (but in no event more than 1,543,765 shares of Common Stock (which represented 19.99% of the then outstanding shares of Common Stock ). Under the terms of the Equity Line, during any 30-day period following the effective date of the Registration Statement, the Company, subject to the satisfaction of certain conditions, can require the Investor to purchase shares of Common Stock for an aggregate purchase price of between $500,000 and $1 million. The purchase price per share to be paid by the Investor for the shares of Common Stock acquired under the Equity Line will equal 85% of the average closing bid price of the Common Stock during the five trading days immediately preceding the notice of purchase (the "Put Notice") given by the Company to the Investor.

         The Investor's obligation to purchase shares of Common Stock under the Equity Line is subject to various conditions, including, among other things: (i) effectiveness of the Registration Statement; (ii) the average closing bid price of the Common Stock being at least $1.00 per share for the 20 trading days preceding the date of the Put Notice; (iii) continued trading of the Common Stock on The Nasdaq Stock Market; and (iv) the percentage of the Common Stock beneficially owned by the Investor being not more than 9.9% of the then outstanding Common Stock. The Company may terminate the Equity Line without further obligation to the Investor at any time after it has sold to the Investor at least $1 million of Common Stock.

         Under a related Registration Rights Agreement, the Company has agreed to file, and maintain effectiveness (subject to certain penalties for noncompliance) of, a registration statement (the "Registration Statement") under the Securities Act of 1933 for the resale by the Investor of the shares of Common Stock purchased by it under the Equity Line.

         In connection with entering into the Equity Line, the Company issued to Cardinal Capital Management, Inc., as finder, a two-year warrant (the "CCM Warrant") to purchase 100,000 shares of Common Stock at an exercise price equal to $8.00 per share. The CCM Warrant is redeemable for $0.01 per warrant at the option of the Company if the closing sales price of the Common Stock exceeds $10.00 for five consecutive trading days. The Company also paid the finder a cash fee of $30,000 upon signing of the Equity Line and has agreed to pay the finder an additional cash fee equal to 6% of the amount of any sales by the Company pursuant to the Equity Line; with the $30,000 payment to be credited against the first sale under the Equity Line.

         Further information with respect to the March Placement and the December Placement is set forth in Item 6 - "Management's Discussion and Analysis or Plan of Operation - Recent Equity Offerings" of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998. Further information with respect to the Equity Line is set forth in Item 5 - "Other Events" of the Company's Current Report on Form 8-K, dated September 24, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1998 ("2ND QUARTER 99") AS COMPARED TO THREE MONTHS ENDED AUGUST 31, 1997 ("2ND QUARTER 98")

         REVENUES. Net sales increased 69% to $540,765 in 2nd Quarter 99 from $319,789 in 2nd Quarter 98, reflecting the Company's change of focus to its TV-based products from its PC-based products as a result of an industry-wide slowdown in the continued acceptance of PC-based desktop video conferencing. Sales of TV-based products represented 92% of net sales during 2nd Quarter 99 as compared to 26% of net sales during 2nd Quarter 98 while PC-based products represented 8% of nets sales for 2nd Quarter 99 as compared to 74% of net sales for 2nd Quarter 98. During 2nd Quarter 99, the Company had other revenue of $9,124 compared to $4,360 during 2nd Quarter 98. As a result of the foregoing, revenues increased 70% to $549,889 in 2nd Quarter 99 from $324,149 in 2nd Quarter 98.

         COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventory to net realizable value). Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold increased 51% to $631,548 (117% of net sales) in 2nd Quarter 99 from $418,406 (131% of net sales) in 2nd Quarter
98. The increase in cost of goods sold was the result of increased sales volume. The decrease in the percentage of cost of goods sold to net sales was primarily the result of the increased sales volume and the decrease in the number of units sold at less than cost when purchased in conjunction with a telecommunications agreement with the Company. The Company discontinued selling units at less than cost when purchased in conjunction with a telecommunications agreement during 2nd Quarter 99 due to lack of acceptance by consumers. Cost of goods sold as a percentage of net sales during 2nd Quarter 99 remained elevated due to the high cost of manufacture of the Company's TV-based products in its initial production stage and the inability to cover fixed manufacturing costs at low production volumes. Cost of other revenues was $1,241 in 2nd Quarter 99 (or 14% of related revenue) as compared to cost of revenue of $1,012 (or 23% of related revenue) in 2nd Quarter 98.

         GROSS PROFIT (LOSS). The gross loss was $82,900 in 2nd Quarter 99, as compared to a gross loss of $95,269 in 2nd Quarter 98. The gross loss in 2nd Quarter 99 was primarily the result of the low sales volume and the related high cost of goods sold discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 30% to $703,284 (128% of revenues) in 2nd Quarter 99 from $1,003,111 (309% of revenues) in 2nd Quarter 98. The primary reason for the decrease was a 57% decrease in selling and marketing expenses to approximately $205,000 in 2nd Quarter 99 from approximately $475,000 in 2nd Quarter 98, substantially all of which decrease was directly related to the marketing launch of C-Phone Home in 2nd Quarter 98. The Company expects that it will continue to incur substantial selling, general and administrative expenses during Fiscal 1999 as a result of the continued commercialization of the Company's TV-based products.

         RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 18% to $197,733 (36% of revenues) in 2nd Quarter 99 from $240,247 (74% of revenues) in 2nd Quarter 98. The decrease was primarily the result of the completion of the initial development of the Company's TV-based products during Fiscal 1998. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

         OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss decreased 26% to $983,917 in 2nd Quarter 99 from $1,338,627 in 2nd Quarter 98.

         INTEREST. Interest income increased 109% to $87,518 in 2nd Quarter 99 from $41,862 in 2nd Quarter 98 as a result of interest earned on the higher average cash and cash equivalents due to the receipt of proceeds from the December Placement and from the exercise of previously issued warrants and options in May 1998, partially offset by the continued use of the Company's cash and cash equivalents to fund operations.

         INCOME TAXES. The Company's losses for 2nd Quarter 99 and 2nd Quarter 98 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

SIX MONTHS ENDED AUGUST 31, 1998 ("SIX MONTHS 99") AS COMPARED TO SIX MONTHS ENDED AUGUST 31, 1997 ("SIX MONTHS 98")

         REVENUES. Net sales increased 17% to $879,915 in Six Months 99 from $752,910 in Six Months 98, reflecting the Company's change of focus to its TV-based products from its PC-based products as a result of an industry-wide slowdown in the continued acceptance of PC-based desktop video conferencing. Sales of TV-based products represented 88% of net sales during for Six Months 99 as compared to 25% of net sales during Six Months 98 while sales of PC-based products represented 12% of sales for Six Months 99 as compared to 75% of sales for Six Months 98. During Six Months 99, the Company had other revenue of $25,512 compared to $8,039 during Six Months 98. As a result of the foregoing, revenues increased 19% to $905,427 in Six Months 99 from $760,949 in Six Months 98.

         COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventory to net realizable value). Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold decreased 14% to $1,139,621 (130% of net sales) in Six Months 99 from $1,319,422 (175% of net sales) in Six Months
98. The decrease in cost of goods sold and the decrease in the percentage of cost of goods sold to net sales was primarily the result of the decrease in the number of units sold at less than cost when purchased in conjunction with a telecommunications agreement with the Company and a decrease in unit costs. The Company discontinued selling units at less than cost when purchased in conjunction with a telecommunications agreement during 2nd Quarter 99 due to lack of acceptance by consumers. Cost of goods sold as a percentage of net sales during Six Months 99 remained elevated due to the high cost of manufacture of the Company's TV-based products in its initial production stage and the inability to cover fixed manufacturing costs at low production volumes. Cost of other revenues was $9,443 in Six Months 99 (or 37% of related revenue) as compared to cost of revenue of $1,012 (or 13% of related revenue) in Six Months 98.

         GROSS PROFIT (LOSS). The gross loss was $243,637 in Six Months 99, as compared to a gross loss of $559,485 in Six Months 98. The gross loss in Six Months 99 was primarily the result of the low sales volume and the related high cost of goods sold discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 34% to $1,428,868 (158% of revenues) in Six Months 99 from $2,165,323 (285% of revenues) in Six Months 98. The primary reason for the decrease was a 65% decrease in selling and marketing expenses to approximately $420,000 in Six Months 99 from approximately $1,194,000 in Six Months 98, substantially all of which decrease was directly related to the marketing launch of C-Phone Home in Six Months 98. The decrease in selling and marketing expenses was partially offset by increased investor relations and other shareholder expenses resulting from a significant increase in the number of holders of the Common Stock. The Company expects that it will continue to incur substantial selling, general and administrative expenses during Fiscal 1999 as a result of the continued commercialization of the Company's TV-based products.

         RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 22% to $406,800 (45% of revenues) in Six Months 99 from $520,986 (68% of revenues) in Six Months 98. The decrease was primarily the result of the completion of the initial development of the Company's TV-based products during Fiscal 1998. All of these costs were charged to operations as incurred and were funded by the Company's cash reserves. The Company expects to continue to invest significant resources during the foreseeable future in new product development and engineering.

         OPERATING LOSS. As a result of the factors discussed above, the Company's operating loss decreased 36% to $2,079,305 in Six Months 99 from $3,245,794 in Six Months 98.

         INTEREST. Interest income increased 66% to $140,261 in Six Months 99 from $84,273 in Six Months 98 as a result of interest earned on the higher average cash and cash equivalents due to the receipt of proceeds from the December Placement and from the exercise of previously issued warrants and options in May 1998, partially offset by the continued use of the Company's cash and cash equivalents to fund operations.

         INCOME TAXES. The Company's losses for Six Months 99 and Six Months 98 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

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

         At August 31, 1998, the Company had working capital of $7,940,158 (an increase of $2,769,353 from $5,170,505 at February 28, 1998) and cash and cash equivalents of $6,568,021 (as compared to $4,200,231 at February 28, 1998). The Company's invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. During Six Months 99, operating activities used $2,263,866 of net cash, primarily to fund operating activities, investing activities used $11,527 of net cash for equipment purchases, and financing activities provided $4,643,183 of net cash from the exercise of previously issued warrants and options. Due to the technical nature of the Company's business and the anticipated expansion of its video conferencing technology into new applications, management expects to continue to expend significant resources for continued development and engineering as well as selling and marketing expenses.

         The Company believes that its current working capital, together with anticipated funds from operations and proceeds from the Equity Line (discussed above), will be sufficient to meet the Company's projected operating needs and capital expenditures, including the continued development and commercialization of its TV-based products, at least through the second quarter of fiscal year 2000. However, if any of the Company's TV-based products gain significant market acceptance, of which there can be no assurance, the very substantial investment which would then be required by the Company for manufacturing, inventory and marketing expenditures and carrying of accounts receivable related to the commercialization of such products, would require the Company to obtain even more working capital. The Company anticipates that such additional funds should be available through one or more possible sources, including through (i) the sale of common stock pursuant to the Equity Line, (ii) a private placement of (a) its debt securities, including debt securities convertible into Common Stock, and/or (b) its Common Stock or preferred stock,
(iii) the exercise of the Company's outstanding warrants, if the market price of the Common Stock were to exceed the exercise price of such warrants, of which there can be no assurance, and/or (iv) a public offering of Common Stock. Unless adequate income relating to sales of TV-based products is attained, the timing or receipt of which cannot be predicted, the Company may require additional cash resources for the development of alternative products. There can be no assurance that additional funds needed by the Company will be available when needed or, if available, that the terms of such fundings will be favorable or acceptable to the Company.

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

         The Company leases its facility and owns its manufacturing equipment free from encumbrances. As of August 31, 1998, the Company had no material commitments for capital expenditures.

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

IMPACT OF YEAR 2000 ISSUE

         Computer systems may experience problems handling dates beyond the year 1999 because many computer programs use only two digits to identify a year in a date field. The Company has addressed this issue in several parts - the Company's products, the Company's application software for its internal operations and third-party suppliers.

         PRODUCTS - As the Company's products do not include date/time mechanisms in their operating software, the Company's products are Year 2000 compliant. However, some of the Company's earlier PC-based products use Windows for Workgroups as their operating system and there may exist Year 2000 issues with the specific user installed LAN interface employed by any certain customer which issues are beyond the scope of the Company's involvement.

         APPLICATION SOFTWARE - During Fiscal 1998, for operational purposes, the Company made the decision to upgrade its internal financial and operational software system. This upgrade was completed in June 1998 and the system is now Year 2000 compliant. The Company has substantially completed the identification of other internal computer-based systems it uses which may require upgrading to insure operational continuity beyond December 31, 1999. The Company plans to complete such identification, the upgrading of necessary applications and the testing of all application software for Year 2000 compliance by December 31, 1998.

         THIRD-PARTY SUPPLIERS - The Company is assessing the possible effects on the Company's operations of Year 2000 compliance related to key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors means that the failure to address Year 2000 compliance issues by these parties could have a material impact on the Company's business. The Company has identified critical third-party suppliers and has requested information as to their plans and progress in addressing the Year 2000 problem. The Company expects to complete its evaluation of its third-party suppliers by December 31, 1998. Based upon its evaluations, the Company will develop alternative sourcing or other contingency plans by mid-1999.

         COSTS - The total cost associated with the Year 2000 issue is not expected to be material to the Company's financial position. The Company's current estimated out-of-pocket cost is not expected to exceed $50,000, of which only an immaterial amount has been expended to date.. As the upgrade of the Company's application software was done for operational purposes, the cost of such upgrade has not been included in the Company's estimates.

         RISKS - Due to the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. In addition, although the Company's business is not dependent on any single or small number of customers, Year 2000 problems which significantly interrupt the normal business operations of a significant number of the Company's customers could have material adverse impact on the Company. The Company has not yet developed a contingency plan in the event of unsuccessful implementation of its Year 2000 project or as a result of the noncompliance by any of the Company's key suppliers or customers. However, the Company believes that its Year 2000 plan will significantly reduce the Company's exposure from the problems associated with the Year 2000 issues.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 31, 1998 the Company held an Annual Meeting of its shareholders, at which time each of the six incumbent directors of the Company who had been nominated by the Board of Directors for re-election as a director of the Company was re-elected as a director. The votes cast were as follows:

                                            For            Withheld
                                         ---------         --------
         Daniel P. Flohr                 6,544,153          56,532
         Seymour L. Gartenberg           6,543,628          57,057
         Tina L. Jacobs                  6,544,153          56,532
         Donald S. McCoy                 6,544,228          56,457
         E. Henry Mize                   6,543,428          57,257
         Stuart E. Ross                  6,543,228          57,457

         At the Annual Meeting two additional proposals were voted upon as follows:

         (1)  Proposal to approve the  issuance of any shares of Common Stock in
              excess  of  1,068,513   shares  of  Common  Stock   issuable  upon
              conversion of the Series A Preferred Shares:

                     For                    Against            Abstaining
                     ---                    -------            ----------

                  1,957,764                 167,930             32,991


         (2) Proposal to ratify PricewaterhouseCoopers LLP (formerly Cooper & Lybrand L.L.P.) as the independent auditors for the Company for the fiscal year ending February 28, 1999:

                     For                    Against            Abstaining
                     ---                    -------            ----------

                  6,554,353                 24,394              21,938


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              27.  Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

              The Company did not file a Current Report on Form 8-K during the quarter ended August 31, 1997; however, the Company did file a Current Report on Form 8-K (responding to Item 5 - "Other Events") on September 25, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           C-PHONE CORPORATION


Date: October 14, 1998     By:  /s/ Daniel P. Flohr
                               -------------------------------------------------
                                    Daniel P. Flohr
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: October 14, 1998     By:  /s/ Paul H. Albritton
                               -------------------------------------------------
                                    Paul H. Albritton
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)