Form 10QSB
period 1998-11-30
C-PHONE CORP
filed 1999-01-14
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


Commission file number: 0-24426


                               C-PHONE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         NEW YORK                                     06-1170506
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)


                             6714 NETHERLANDS DRIVE
                        WILMINGTON, NORTH CAROLINA 28405
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (910) 395-6100
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ].


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            7,978,605 shares of common stock as of January 13, 1999.


Transitional Small Business Disclosure Form      Yes [ ]        No   [X]

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX


                                                                    PAGE NUMBER
                                                                    -----------

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of February 28, 1998
             and November 30, 1998 (unaudited)                           3

             Statements of Operations for the three and nine
             months ended November 30, 1997 and 1998 (unaudited)         4

             Statements of Cash Flows for the nine months
             ended November 30, 1997 and 1998 (unaudited)                5

             Notes to Unaudited Financial Statements                     6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   9


PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                            17

SIGNATURES                                                               18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                          C-PHONE CORPORATION
                                            BALANCE SHEETS



                                                                       February 28, 1998 November 30, 1998
                                                                       ----------------- -----------------
         ASSETS                                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                              $  4,200,231     $  5,636,599
   Accounts receivable, net of allowance for doubtful accounts of $173,227 at February 28, 1998 and  $204,632 at
      November 30, 1998 (unaudited)                                            346,684          282,542
   Inventories                                                               1,641,528        1,648,792
   Prepaid expenses and other current assets                                    73,728          116,754
                                                                          ------------     ------------
       Total current assets                                                  6,262,171        7,684,687
Property and equipment, net                                                    164,174          121,089
Other assets                                                                    42,686          108,322
                                                                          ------------     ------------
       Total assets                                                       $  6,469,031     $  7,914,098
                                                                          ============     ============

         LIABILITIES, PREFERRED STOCK AND
         SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                                $    796,019     $    521,237
   Accrued expenses                                                            295,647          335,269
                                                                          ------------     ------------
       Total current liabilities                                             1,091,666          856,506

Series A convertible preferred stock, $1,000 stated amount;
   5,000 shares designated; 4,500 and 0 shares issued and
   outstanding  at February 28, 1998 and November 30, 1998
   (unaudited), respectively (Note 3(b))                                     4,543,767               --

Shareholders' equity:
   Common stock, $.01 par value; 20,000,000 shares authorized at February 28, 1998 and November 30, 1998 (unaudited);
      5,348,234 and 7,978,605 shares issued and outstanding at
      February 28, 1998 and November 30, 1998 (unaudited), respectively         53,482           79,786
   Paid-in capital - common stock                                           18,038,006       28,601,399
                                                                          ------------     ------------
   Paid-in capital - preferred stock                                         1,318,350               --
   Accumulated deficit                                                     (18,576,240)     (21,623,593)
                                                                          ------------     ------------
       Total shareholders' equity                                              833,598        7,057,592
                                                                          ------------     ------------
       Total liabilities, preferred stock and shareholders' equity        $  6,469,031     $  7,914,098
                                                                          ============     ============

                The accompanying notes are an integral part of the financial statements

                                         C-PHONE CORPORATION
                                       STATEMENTS OF OPERATIONS
                                             (unaudited)


                                         Three Months Ended November 30, Nine Months Ended November 30,
                                         ------------------------------- ------------------------------
                                              1997           1998             1997            1998
                                           -----------    -----------      -----------    -----------
Net sales                                  $   449,514    $   438,041      $ 1,202,424    $ 1,317,956
Other revenue                                   12,968          3,308           21,007         28,820
                                           -----------    -----------      -----------    -----------
      Total revenue                            462,482        441,349        1,223,431      1,346,776
                                           -----------    -----------      -----------    -----------

Cost of goods sold                             662,925        589,410        1,982,347      1,729,031
Cost of other revenue                            7,647            231            8,659          9,674
                                           -----------    -----------      -----------    -----------
        Total cost of revenue                  670,572        589,641        1,991,006      1,738,705
                                           -----------    -----------      -----------    -----------

      Gross loss                              (208,090)      (148,292)        (767,575)      (391,929)
                                           -----------    -----------      -----------    -----------

Operating expenses:
   Selling, general and administrative         861,752        767,247        3,027,075      2,196,115
   Research, development and engineering       234,394        192,529          755,380        599,329
                                           -----------    -----------      -----------    -----------
      Total operating expenses               1,096,146        959,776        3,782,455      2,795,444
                                           -----------    -----------      -----------    -----------

      Operating loss                        (1,304,236)    (1,108,068)      (4,550,030)    (3,187,373)

Interest expense                                     0              0             (447)             0
Interest income                                 20,440         71,356          104,713        211,617

      Net loss                             $(1,283,796)   $(1,036,712)     $(4,445,764)   $(2,975,756)
                                           ===========    ===========      ===========    ===========

Per-share data:
   Basic and diluted net loss per
      common share                         $     (0.24)   $     (0.13)     $     (0.86)   $     (0.44)
                                           ===========    ===========      ===========    ===========
   Shares used in computing net loss per
      common share                           5,342,046      7,831,988        5,154,770      6,917,902
                                           ===========    ===========      ===========    ===========

               The accompanying notes are an integral part of the financial statements.

                                              C-PHONE CORPORATION
                                           STATEMENTS OF CASH FLOWS
                                                  (unaudited)

                                                                                 Nine Months Ended November 30,
                                                                                 ------------------------------
                                                                                    1997               1998
                                                                                 -----------       -----------
Cash flows from operating activities:
   Net loss                                                                      $(4,445,764)      $(2,975,756)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   90,730            98,675
      Provision for inventory obsolescence                                                --            70,176
      Bad debt expense                                                               164,629           134,697
      Compensation expense of stock options                                           32,800            12,800
      Compensation expense of stock issued                                            14,220                --
      Changes in operating assets and liabilities:
       Accounts receivable                                                          (127,014)          (70,555)
       Inventories                                                                  (309,192)          (77,440)
       Prepaid expenses and other current assets                                      (7,630)          (43,026)
       Other assets                                                                  101,614           (65,636)
       Accounts payable                                                              172,523          (274,782)
       Accrued expenses                                                              (77,293)           39,622
                                                                                 -----------       -----------
         Net cash used in operating activities                                    (4,390,377)       (3,151,225)
                                                                                 -----------       -----------

Cash flows from investing activities:
   Equipment purchases                                                               (37,968)          (55,590)
                                                                                 -----------       -----------
         Net cash used in investing activities                                       (37,968)          (55,590)
                                                                                 -----------       -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                            41,403           304,937
   Proceeds from private placement of common stock, net                            4,369,518                --
   Proceeds from exercise of warrants, net                                                --         4,338,246
   Payment of capital lease obligations                                              (11,507)               --
                                                                                 -----------       -----------
         Net cash provided by financing activities                                 4,399,414         4,643,183
                                                                                 -----------       -----------

         Net (decrease) increase in cash and cash equivalents                        (28,931)        1,436,368
                                                                                 -----------       -----------

Cash and cash equivalents, beginning of period                                     1,398,049         4,200,231
                                                                                 -----------       -----------

Cash and cash equivalents, end of period                                         $ 1,369,118       $ 5,636,599
                                                                                 ===========       ===========

Supplemental disclosure of cash flow information:

   Interest paid                                                                 $       447       $         0
                                                                                 ===========       ===========

                   The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of C-Phone Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth therein. Operating results for the three and nine month periods ended November 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 1999. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998.

2.   STOCK OPTIONS

     As of November 30, 1998, options for 359,126 shares of the Company's common stock, par value $.01 per share (the "Common Stock") were outstanding under the Company's 1994 Stock Option Plan (the "Plan") (114,084 of which are non-qualified options exercisable at prices ranging from $2.6875 to $7.00 per share, depending upon the date of grant, and 245,142 of which are incentive stock options exercisable at prices ranging from $2.6875 to $10.375 per share, depending upon the date of the grant), and options for 57,454 shares of Common Stock were available for future grants. Due to vesting provisions included in the options, only options representing 191,508 shares of Common Stock were exercisable as of November 30, 1998. During the nine month period ended November 30, 1998, options to purchase 57,749 shares of Common Stock were exercised at an average exercise price of $5.28 per share. The following table summarizes certain information with respect to exercisable options:

                                                             Number of
                                  Range of                    Options
                               Exercise Price               Exercisable
                               --------------               -----------

                                $3.00 - $3.38                 61,525
                                $5.95 - $6.75                 25,517
                                $7.00 - $7.50                 90,724
                                $       8.375                 12,076
                                $      10.375                  1,666

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

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998

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

     (b) On December 19, 1997, the Company completed a private placement (the "December Placement") pursuant to which the Company issued to the several participants an aggregate of (i) 4,500 shares (the "Preferred Shares" ) of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), par value $.01 per share, with an initial stated value of $1,000 per share (which increased at the rate of 5% per annum) (such amount, as increased from time to time, the "Stated Value"), (ii) warrants (the "Class A Warrants") to acquire up to 315,000 shares of Common Stock, and (iii) warrants (the "Class B Warrants") to acquire up to 135,000 shares of Common Stock. The Company received net proceeds of approximately $4,110,000 (after payment of fees (including finders fees) and related expenses of approximately $390,000). Each Preferred Share was convertible, from time to time, at the option of the holder, into such number of shares of Common Stock as was determined by dividing the Stated Value by the lesser of (x) $7.3575, and (y) 85% of the average of the closing bid price during such three consecutive trading day period selected by the holder during the 25-day trading period preceding the date of conversion. Any outstanding Preferred Shares on December 19, 1999 automatically would have been converted into Common Stock at the conversion price then in effect. The Preferred Shares were subject to redemption at the option of the holder if, among other things, (i) the Company failed to maintain an effective registration statement with respect to the shares of Common Stock issuable upon exercise of the Preferred Shares for more than 30 consecutive days or more than 60 days in any 12-month period, or (ii) the Company failed to maintain the listing of the Common Stock on the Nasdaq National Market or another principal securities exchange or automated quotation system. If any of the foregoing events had occurred and the holders of the Preferred Shares had elected to exercise their redemption rights, the Company would have been required to redeem the remaining outstanding Preferred Shares at an amount equal to the greater of (x) 118% of the Stated Value of the Preferred Shares and (y) the market value of the Common Stock into which the Preferred Shares would have been converted on the date of redemption. The Class A Warrants expired on December 19, 1998, had an exercise price of $8.05 per share and were redeemable at the option of the Company at a price of $.01 per warrant if the closing price of the Common Stock had been greater than 130% of the exercise price of the Class A Warrants for 10 consecutive trading days. The Three-Year Warrants expire on December 19, 2000, have an exercise price of $9.10 per share and are not redeemable. In connection with the December Placement, the Company paid a finder's fee of $295,000 and issued to an affiliate of the finder warrants (upon the same terms as the Class A Warrants) to acquire an aggregate of 185,000 shares of Common Stock.

          Regulations promulgated by the Securities and Exchange Commission require that all issues of mandatorily redeemable stock be excluded from the shareholders' equity section of the balance sheet and be presented separately. One of the characteristics of a mandatorily redeemable stock is that it contains conditions for redemption, even if remote, which are not solely within the control of the issuer. As set forth above, the Preferred Shares were subject to redemption at the option of the holder under certain circumstances. Since there was the possibility that the occurrence of an event outside the control of the Company could have caused redemption, the Preferred Stock has been classified separately from shareholders' equity on the balance sheet.

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

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998

          August 18, 1999 to May 21, 1998. On May 13, 1998, the closing sales price of the Common Stock was $9.75. The holders of the 1994 Warrants exercised all of the 1994 Warrants by May 15, 1998.


          In addition, as of November 30, 1998, Class A Warrants (including the warrants issued to the finder) to purchase 325,000 shares of Common Stock at $8.05 per share and Class B Warrants to purchase 60,000 shares of Common Stock at $9.10 per share also had been exercised. As a result of such warrant exercises, during the nine months ended November 30, 1998, the Company received net proceeds of $4,338,246. As of November 30, 1998, all 4,500 Preferred Shares had been converted into an aggregate of 1,987,622 shares of Common Stock.

4.   NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which established new standards for computation of earnings per share. SFAS No. 128 requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the three and nine months ended November 30, 1997 or 1998 as they would be anti-dilutive. The accretion of the 5% annual increase in stated value of the Preferred Stock in the amount of $3,220 and $71,597 for the three and nine months ended November 30, 1998 increased the net loss attributable to common shareholders to $1,039,932 and $3,047,353, respectively, for the purposes of the calculation of net loss per share for the three and nine months ended November 30, 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON (I) MANAGEMENT'S BELIEF AND (II) ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, MANAGEMENT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT USUALLY WILL INCLUDE WORDS SUCH AS "BELIEVES" OR "EXPECTS" OR WORDS OF SIMILAR IMPORT. STATEMENTS THAT DESCRIBE OUR FUTURE PLANS, OBJECTIVES, ESTIMATES OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING CAPITAL EXPENDITURES, EARNINGS, SALES, LIQUIDITY AND CAPITAL RESOURCES, AND ACCOUNTING MATTERS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE
           (I) THOSE DISCUSSED BELOW, (II) THOSE DISCUSSED IN ITEM 1 - "DESCRIPTION OF BUSINESS" AND ELSEWHERE IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998, AND (III) OTHER FACTORS, SUCH AS FUTURE ECONOMIC CONDITIONS, MARKET ACCEPTANCE OF OUR PRODUCTS, CHANGES IN CUSTOMER DEMAND, LEGISLATIVE, REGULATORY AND COMPETITIVE DEVELOPMENTS IN MARKETS IN WHICH WE OPERATE AND OTHER CIRCUMSTANCES AFFECTING ANTICIPATED REVENUES AND COSTS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT ON FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF OTHER UNANTICIPATED EVENTS.

OVERVIEW

           We are engaged primarily in the engineering, manufacturing and marketing of video conferencing systems. In 1993, we introduced C-Phone(R), our first PC-based video conferencing system, which operates over digital networks. In 1997, we introduced C-Phone Home(TM), a TV-based set-top Avideo phone," which operates over analog (or regular) telephone lines and uses a standard television set. In early 1998, we introduced DS-324(TM), a TV-based video conferencing system, which operates over analog and digital telephone lines.

           We presently market several TV-based video conferencing products, including the following:

           o the DS-324 for business and personal use.

           o the DS-324/Pro(TM) for business use and special applications.

           o the DS-324/AV(TM) for security and surveillance applications.

           o the DS-324/Multipoint System(TM) for distance learning and training

           o C-Phone Home for individual home use.

           We believe that our TV-based video conferencing products currently have greater market potential than our PC-based products and, therefore, have recently shifted our resources to our TV-based products. We are continuing to support our PC-based products and intend to provide equipment to our existing customer base and to new customers in connection with their specialized applications.

           Our products are marketed through a variety of channels, depending upon the product. Our TV-based video conferencing products are marketed to end-users, distributors, resellers and original equipment manufacturers (OEMs) which integrate our products with other equipment, for resale within specific industries such as health care and security services.

           C-Phone ITV(TM), a TV-based set top device, which provides internet access, currently is being marketed to several existing customers for specific applications such as healthcare and to selected foreign markets. We are exploring other market opportunities for C-Phone ITV.

           We have incurred significant losses during our three fiscal years ended February 28, 1998 and the nine months ended November 30, 1998. Until market acceptance of our products is established, which may not occur, we expect to continue to incur significant losses due to our current level of expenditures.

RECENT EQUITY OFFERINGS

           MARCH 1997 PRIVATE PLACEMENT. During the week of March 31, 1997, we completed a private placement in which we issued (either immediately or upon subsequent exercise of related rights) an aggregate of 970,530 shares of our common stock. We received net proceeds of approximately $4,370,000 (after payment of fees and expenses of approximately $632,000). In connection with this private placement, we issued to an affiliate of the placement agent warrants to purchase 150,000 shares of our common stock at an exercise price of $9.60 per share, which warrants expired without being exercised.

           DECEMBER 1997 PRIVATE PLACEMENT. In December 1997, we completed a private placement pursuant to which we issued an aggregate of (i) 4,500 shares of Series A Convertible Preferred Stock, (ii) Class A Warrants to purchase 315,000 shares of our common stock, and (iii) Class B Warrants to purchase 135,000 shares of our common stock. We received net proceeds of approximately $4,110,000 (after payment of fees and expenses of approximately $390,000). In connection with this transaction, we paid a finder's fee of $295,000 and issued to an affiliate of the finder warrants (upon the same terms as the Class A Warrants) to acquire an aggregate of 185,000 shares of our common stock. All of the issued Series A Preferred Stock have been converted into a total of 1,987,622 shares of our common stock.

           The Class B Warrants have an exercise price of $9.10 per share, subject to adjustment under certain circumstances, including upon the issuance of shares of our common stock (or securities convertible or exchangeable into shares of our common stock) at less than 80% of the then market price. These warrants expire on December 19, 2000 and are not redeemable. As of January 14, 1999, Class B Warrants to purchase 60,000 shares of our common stock had been exercised for an aggregate of $546,000.

           The Class A Warrants expired on December 19, 1998. Prior to such date, Class A Warrants to purchase 325,000 shares of our common stock were exercised at $8.05 per share (including the warrants issued to the finder). We received aggregate proceeds of $2,616,250 from the exercise of these warrants. The remaining Class A Warrants expired unexercised.

           1994 WARRANT EXERCISES. In connection with our 1994 initial public offering, we had issued to the representative of the underwriters, warrants expiring August 19, 1999 to purchase 200,000 shares of our common stock at an exercise price of $8.40 per share payable in cash or by delivering back to us warrants having an equivalent value. On May 13, 1998, we reduced the exercise price of such warrants to $6.00 per share, in consideration for (i) requiring payment of the exercise price for such warrants to be made in cash (rather than upon surrender of warrants), and (ii) changing the expiration date thereof to May 21, 1998. On May 13, 1998, the closing sales price of our common stock was $9.75. All of such warrants were exercised and we received aggregate proceeds of $1,200,000.

           EQUITY LINE. On September 18, 1998, we entered into a Private Equity Credit Agreement with Sovereign Partners, L.P., who had been one of the investors in our December 1997 private placement. Pursuant to the Agreement, Sovereign Partners has agreed to purchase up to $5 million of our common stock during the 18-month period commencing on the effective date of the registration statement covering its resale of common stock being acquired from us under the Agreement. From time to time during the term of the Agreement, but no more frequently than once every 30 days, we can require Sovereign Partners to purchase between $500,000 and $1 million of our common stock. The purchase price for each share of common stock to be paid by Sovereign Partners will equal 85% of the average closing bid price of our common stock during the five trading days immediately preceding the day we notify Sovereign Partners of a purchase obligation.

           Sovereign Partners' obligation to purchase our common stock is subject to certain conditions, including: (i) the continued effectiveness of the registration statement covering its resale of common stock acquired under the Agreement, (ii) the average closing bid price of our common stock being at least $1.00 per share for the 20 trading days preceding the date of delivery to Sovereign Partners of our notice of purchase; (iii) the continued trading of our common stock on The Nasdaq Stock Market; and (iv) Sovereign Partners's ownership of our common stock not being more than 9.9% of the total number of shares of our common stock then outstanding.

           We may terminate the Agreement without any further obligation to Sovereign Partners at any time after we have sold it at least $1 million of our common stock. Sovereign Partners has agreed not to engage in any short sales of our common stock (which means that it will not sell any shares that it does not yet own), except that it may engage in such sales after it receives a purchase notice from us, but only for the number of shares of common stock covered by our purchase notice.

           Under a related registration rights agreement, we have agreed to file and maintain effectiveness of a registration statement for the resale by Sovereign Partners of the shares of common stock it purchases under the Agreement. If we fail to do so, Sovereign Partners may require us to pay certain penalties. While we have filed such registration statement, it has not yet been declared effective by the SEC. Therefore, we do not yet have the ability to exercise our right to require Sovereign Partners to purchase our common stock.

           In connection with the Agreement, we issued to Cardinal Capital Management, Inc., as finder, a two-year warrant to purchase 100,000 shares of our common stock at an exercise price of $8.00 per share. We may redeem this warrant, at our option and for nominal consideration, if the closing sales price of our common stock exceeds $10.00 for five consecutive trading days. We also paid Cardinal Capital Management a cash fee of $30,000 and have agreed to pay Cardinal Capital Management an additional cash fee equal to 6% of the dollar amount of any sales of our common stock to Sovereign Partners under the Agreement, with our initial $30,000 payment to be credited against such fee.

           If you would like more information concerning our March 1997 and December 1997 private placements, we refer you to Item 6 - "Management's Discussion and Analysis or Plan of Operation - Recent Equity Offerings" in our Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998. If you would like more information concerning our agreement with Sovereign Partners, we refer you to Item 5 - "Other Events" in our Current Report on Form 8-K, dated September 24, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

           REVENUES. Net sales decreased 3% to $438,041 in the third quarter of Fiscal 1999 from $449,514 in third quarter of Fiscal 1998, reflecting our change of focus to TV-based products from PC-based products in the first quarter of Fiscal 1999. Sales of our TV-based products represented 97% of net sales during the third quarter of Fiscal 1999 , as compared to 64% of net sales during the third quarter of Fiscal 1998. During the third quarter of Fiscal 1999, we had other revenue of $3,308 compared to $12,968 during the third quarter of Fiscal 1998. As a result of the foregoing, our total revenues decreased 5% to $441,349 in the third quarter of Fiscal 1999, from $462,482 in the third quarter of Fiscal 1998.

           COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventory to net realizable value). Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold decreased 11% to $589,410 (135% of net sales) in the third quarter of Fiscal 1999 from $662,925 (147% of net sales) in the third quarter of Fiscal 1998. During the second quarter of Fiscal 1999, we discontinued selling TV-based units at less than cost when purchased in conjunction with a telecommunications agreement with us. This, along with a decrease in TV-based unit costs, reduced our cost of goods sold during the period. However, the decrease in cost of goods sold was offset in part by a $70,176 provision for inventory obsolescence primarily related to our remaining PC-based product inventory. In addition, the low production volume of our TV-based units did not allow us to cover all fixed manufacturing costs. Therefore, cost of goods sold (excluding the inventory obsolescence provision) exceeded net sales for the third quarter of Fiscal 1999. Cost of other revenues was $231 in the third quarter of Fiscal 1999 (or 7% of related revenue), as compared to cost of revenue of $7,647 (or 59% of related revenue) in the third quarter of Fiscal 1998.

           GROSS LOSS. Our gross loss was $148,292 in the third quarter of Fiscal 1999, as compared to a gross loss of $208,090 in the third quarter of Fiscal 1998, a decrease of 29%. The gross loss in the third quarter of Fiscal 1999 was primarily the result of the low sales volume and the related high cost of goods sold discussed above.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 11% to $767,247 (174% of revenues) in the third quarter of Fiscal 1999 from $861,752 (186% of revenues) in the third quarter of Fiscal 1998. The decrease resulted primarily from a decrease in selling and marketing expenses which during the third quarter of Fiscal 1998 included expenses related to the marketing launch of C-Phone Home in calendar 1997. We expect that we will continue to incur substantial selling, general and administrative expenses during Fiscal 1999 as a result of the continued commercialization of our TV-based products.

           RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 18% to $192,529 (44% of revenues) in the third quarter of Fiscal 1999 from $234,394 (51% of revenues) in the third quarter of Fiscal 1998. The decrease was primarily the result of the completion of the initial development of our current TV-based products prior to the third quarter of Fiscal 1999. All of these costs were charged to operations as incurred and were funded by our cash reserves. We expect to continue to invest significant resources during the foreseeable future in new product development and engineering.

           OPERATING LOSS. As a result of the factors discussed above, our operating loss decreased 15% to $1,108,068 in the third quarter of Fiscal 1999 from $1,304,236 in the third quarter of Fiscal 1998.

           INTEREST. Interest income increased 249% to $71,356 in the third quarter of Fiscal 1999 from $20,440 in the third quarter of Fiscal 1998 as a result of interest earned on the higher average balance of cash and cash equivalents we had in the third quarter of Fiscal 1999 due to the receipt of proceeds from our December 1997 private placement and from the exercise of previously issued warrants and options in May 1998.

           INCOME TAXES. Our losses for the third quarter of Fiscal 1999 and the third quarter of Fiscal 1998 may be utilized as an offset against future earnings, although we cannot assure you that our future operations will produce taxable earnings.

NINE MONTHS ENDED NOVEMBER 30, 1998 AS COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1997

           REVENUES. Net sales increased 10% to $1,317,956 in the first nine months of Fiscal 1999 from $1,202,424 in the first nine months of Fiscal 1998, reflecting our change of focus to TV-based products from PC-based products during the first quarter of Fiscal 1999. Sales of TV-based products represented 92% of net sales during for the first nine months of Fiscal 1999, as compared to 40% of net sales during the first nine months of Fiscal 1998. During the first nine months of Fiscal 1999, we had other revenue of $28,820 compared to $21,007 during the first nine months of Fiscal 1998. As a result of the foregoing, our total revenues increased 10% to $1,346,776 in the first nine months of Fiscal 1999 from $1,223,431 in the first nine months of Fiscal 1998.

           COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs (such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventory to net realizable value). Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to such revenue. Cost of goods sold decreased 13% to $1,729,031 (131% of net sales) in the first nine months of Fiscal 1999 from $1,982,347 (165% of net sales) in the first nine months of Fiscal 1998. During the second quarter of Fiscal 1999, we discontinued selling TV-based units at less than cost when purchased in conjunction with a telecommunications agreement with us. This, along with a decrease in TV-based unit costs, reduced our cost of goods sold during the first nine months of Fiscal 1999. However, the decrease in cost of goods sold was offset in part by a $70,176 provision for inventory obsolescence primarily related to our remaining PC-based product inventory. In addition, the low production volume of our TV-based units did not allow us to cover all fixed manufacturing costs. Therefore, cost of goods sold (excluding the inventory obsolescence provision) exceeded net sales for the first nine months of Fiscal 1999. Cost of other revenues was $9,674 in the first nine months of Fiscal 1999 (or 34% of related revenue), as compared to cost of revenue of $8,659 (or 41% of related revenue) in the first nine months of Fiscal 1998.

           GROSS LOSS. Our gross loss was $391,929 in the first nine months of Fiscal 1999, as compared to a gross loss of $767,575 in the first nine months of Fiscal 1998, a decrease of 49%. The gross loss in the first nine months of Fiscal 1999 was primarily the result of the low sales volume and the related high cost of goods sold discussed above.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 27% to $2,196,115 (163% of revenues) in the first nine months of Fiscal 1999 from $3,027,075 (247% of revenues) in the first nine months of Fiscal 1998. The primary reason for the decrease was a 51% decrease in selling and marketing expenses to approximately $769,000 in the first nine months of Fiscal 1999 from approximately $1,572,000 in the first nine months of Fiscal 1998, substantially all of which decrease was directly related to expenses incurred in the marketing launch of C-Phone Home in calendar 1997. We expect that we will continue to incur substantial selling, general and administrative expenses during Fiscal 1999 as a result of the continued commercialization of our TV-based products.

           RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 21% to $599,329 (45% of revenues) in the first nine months of Fiscal 1999 from $755,380 (62% of revenues) in the first nine months of Fiscal 1998. The decrease was primarily the result of the completion of the initial development of our current TV-based products during our prior fiscal year. All of these costs were charged to operations as incurred and were funded by our cash reserves. We expect to continue to invest significant resources during the foreseeable future in new product development and engineering.

           OPERATING LOSS. As a result of the factors discussed above, our operating loss decreased 30% to $3,187,373 in the first nine months of Fiscal 1999 from $4,550,030 in the first nine months of Fiscal 1998.

           INTEREST. Interest income increased 102% to $211,617 in the first nine months of Fiscal 1999 from $104,713 in the first nine months of Fiscal 1998 as a result of interest earned on the higher average balance of cash and cash equivalents we had during the first nine months of Fiscal 1999 due to the receipt of proceeds from our December 1997 private placement and from the exercise of previously issued warrants and options in May 1998.

           INCOME TAXES. Our losses for the first nine months of Fiscal 1999 and the first nine months of Fiscal 1998 may be utilized as an offset against future earnings, although we cannot assure you that our future operations will produce taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES

           We have financed our recent operations primarily from the proceeds of our March 1997 private placement, which raised net proceeds of approximately $4,370,000, and our December 1997 private placement, which raised net proceeds of approximately $4,110,000. In addition, during May 1998, we received approximately $4,650,000 from the exercise of previously issued warrants and options. For additional information, please refer to the section "Recent Equity Offerings."

           At November 30, 1998, we had working capital of $6,828,181 (an increase of $1,657,676 from $5,170,505 at February 28, 1998) and cash and cash equivalents of $5,636,599 (as compared to $4,200,231 at February 28, 1998). Our invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. During the first nine months of Fiscal 1999, operating activities used $3,151,225 of net cash, primarily to fund operating activities, investing activities used $55,590 of net cash for equipment purchases, and financing activities provided $4,643,183 of net cash from the exercise of previously issued warrants and options. Due to the technical nature of our business and the anticipated expansion of our video conferencing technology into new applications, management expects to continue to expend significant resources for continued development and engineering as well as selling and marketing expenses.

           We believe that our current working capital, together with anticipated funds from operations and available proceeds from our agreement with Sovereign Partners (discussed above), will be sufficient to meet our projected operating needs and capital expenditures, including the continued development and commercialization of our products, at least through the third quarter of fiscal year 2000. If any of our TV-based products gain significant market acceptance, we will be required to make a very substantial investment in manufacturing, inventory build-up, marketing and carrying of accounts receivable. This would require us to obtain even more working capital. We anticipate that such additional funds should be available through one or more possible sources, including through (i) the sale of our common stock pursuant to our agreement with Sovereign Partners, (ii) a private placement of (a) debt securities, including debt securities convertible into our common stock, and/or
(b) common stock or preferred stock, (iii) the exercise of our outstanding warrants, if the market price of our common stock were to exceed the exercise price of such warrants, and/or (iv) a public offering of our common stock. We cannot assure you that out based products will achieve significant market acceptance or that if they do, that we will be able to obtain the additional funds necessary to exploit such success. Unless we obtain adequate income from sales of our TV-based products, we may require additional cash resources for the development of alternative products. We cannot assure you that these additional funds will be available when needed or, even if such funds are available, that the terms of such fundings will be favorable or acceptable to us.

           The development and recent introduction of TV-based products have placed a significant strain on our limited personnel, management and other resources. Our ability to manage any future growth effectively will require us to continue to attract, train, motivate and manage our employees successfully and to continue to improve our operational, financial and management systems. Our failure to effectively manage our growth could have a material adverse effect on our business and operating results.

           We lease our facility and own our manufacturing equipment free from encumbrances. As of November 30, 1998, we had no material commitments for capital expenditures.

           At February 28, 1998, we estimate that we had available net operating loss carryforwards of approximately $15,125,000 for Federal purposes and net economic loss carryforwards of approximately $15,337,000 for state purposes, which may be used to reduce future taxable income, if any. The Federal carryforwards will expire starting in 2009 and the state carryforwards will expire starting in 1999.

           We believe that, during the past three years, inflation has not had a significant impact on our sales or operating results. Certain of our products, and components and subassemblies used by us in our products, are manufactured outside of the United States and represent a material portion of the unit cost of our basic products. Although we have not experienced any significant price increases to date as a result of changes in foreign currency rates, we cannot assure you that, in the future, changes in foreign currency rates will not affect the cost of our foreign purchased components and subassemblies. Our foreign sales are denominated in U.S. dollars and we do not incur any foreign currency risks; however, fluctuations in currency exchange rates could cause our products to become relatively more expensive to foreign customers, which could reduce foreign sales or the profitability of any of such sales.

IMPACT OF YEAR 2000 ISSUE

           Computer systems may experience problems handling dates beyond the year 1999 because many computer programs use only two digits to identify a year in a date field. We have addressed this issue in several parts our products, our application software for our internal operations and third-party suppliers.

           PRODUCTS - As our products do not include date/time mechanisms in their operating software, our products are Year 2000 compliant. However, some of our earlier PC-based products use Windows(R) for Workgroups as their operating system and there may exist Year 2000 issues with the specific user installed LAN interface employed by any certain customer which issues are beyond the scope of our involvement.

           APPLICATION SOFTWARE - During Fiscal 1998, for operational purposes, we made the decision to upgrade our internal financial and operational software system. This upgrade was completed in June 1998 and the system is now Year 2000 compliant. We have substantially completed the identification of other internal computer-based systems we use which may require upgrading to insure operational continuity beyond December 31, 1999. Our plan to complete such identification, the upgrading of necessary applications and the testing of all application software for Year 2000 compliance by December 31, 1998, is slightly behind schedule. As of December 31, 1998, we had completed the identification of all applications and completed the testing of about 90% of the applications. We plan to complete the balance of the testing and any necessary upgrading of applications by February 28, 1999.

           THIRD-PARTY SUPPLIERS - We are assessing the possible effects on our operations of Year 2000 compliance related to key suppliers and subcontractors. Our reliance on suppliers and subcontractors means that the failure to address Year 2000 compliance issues by these parties could have a material impact on our business. We have identified critical third-party suppliers and have requested information as to their plans and progress in addressing the Year 2000 problem. Our plan to complete the evaluation of our third-party suppliers by December 31, 1998, has been delayed due to the lack of appropriate responses from many of such suppliers. We have submitted follow up requests for information from the non responding suppliers and now anticipate completing our evaluation by March 31, 1999. Based upon our evaluations, we intend to develop alternative sourcing or other contingency plans by mid-1999.

           COSTS - The total cost associated with the Year 2000 issue is not expected to be material to our financial position. Our current estimated out-of-pocket cost is not expected to exceed $50,000, of which only an immaterial amount has been expended to date.. As the upgrade of our application software was done for operational purposes, the cost of such upgrade has not been included in our estimates.

           RISKS - Due to the uncertainty of the Year 2000 readiness of our third-party suppliers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. In addition, although our business is not dependent on any single or small number of customers, Year 2000 problems which significantly interrupt the normal business operations of a significant number of our customers could have a material adverse impact on us. We have not yet developed a contingency plan in the event of unsuccessful implementation of our Year 2000 project or as a result of the noncompliance by any of our key suppliers or customers. However, we believe that our Year 2000 plan will significantly reduce our exposure from the problems associated with the Year 2000 issues.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    EXHIBITS

                  27.  Financial Data Schedule

           (b)    REPORTS ON FORM 8-K

                  We filed a Current Report on Form 8-K (responding to Item 5 - "Other Events") on September 25, 1998.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                           C-PHONE CORPORATION



Date: January 14, 1999     By:  /s/ Daniel P. Flohr
                                ------------------------------------------------
                                    Daniel P. Flohr
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: January 14, 1999     By:  /s/ Paul H. Albritton
                                ------------------------------------------------
                                    Paul H. Albritton
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)