Form 10KSB
period 1999-02-28
C-PHONE CORP
filed 1999-05-28
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-KSB
                                   (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                   For the fiscal year ended February 28, 1999
                                             -----------------

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

            For the transition period from __________ to __________

                         Commission file number 0-24426
                                                -------

                               C-PHONE CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               New York                                06-1170506
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                 identification No.)

  6714 Netherlands Drive, Wilmington, North Carolina                  28405
  --------------------------------------------------                ----------
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

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year:  $1,621,196

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

                  Approximately $14,138,912 based on the closing sales price ($2-1/16) on The Nasdaq National Market on May 25, 1999.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  As of May 25, 1999 - 7,978,605 shares.

         Documents Incorporated by Reference: Portions of the issuer's definitive proxy statement to be mailed to shareholders in connection with the issuer's 1999 Annual Meeting are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

         Transitional Small Business Disclosure Format(check one) Yes [ ] No [X]

                                TABLE OF CONTENTS


Item 1.   Description of Business............................................2

Item 2.   Description of Property...........................................12

Item 3.   Legal Proceedings.................................................12

Item 4.   Submission of Matters to a Vote of Security Holders...............13

Item 5.   Market for Common Equity and Related Stockholder Matters..........13

Item 6.   Management's Discussion and Analysis or Plan of Operations........14

Item 7.   Financial Statements..............................................21

Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure..........................................21

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.................21

Item 10.  Executive Compensation............................................21

Item 11.  Security Ownership of Certain Beneficial Owners and Management....21

Item 12.  Certain Relationships and Related Transactions....................21

Item 13.  Exhibits and Reports on Form 8-K..................................21

Signatures..................................................................25

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

           We are engaged primarily in the engineering, manufacturing and marketing of video conferencing systems. Our stand-alone video conferencing products are designed to operate over either a regular, analog phone line or ISDN, a type of digital phone line and are available in configurations for the U.S. market as well as most international markets.

           We presently distribute our products primarily to the business market and for special applications such as health care and security services. We sell our products primarily to resellers and system integrators.

COMPANY HISTORY

           We were incorporated in New York in 1986 under the name Target Tuning, Inc., as a manufacturer of promotional radios. In 1990, we developed data/fax modems under the name "TWINCOM" and changed our name to Target Technologies, Inc. In early 1993, we shifted our primary focus to the development of video conferencing products and, in late 1993, we introduced C-Phone, our first PC-based video conferencing system, which operated over digital networks. During 1995, we phased out our modem product line. In August 1996, we changed our name to "C-Phone Corporation" in order to more closely identify us with our C-Phone product line and to eliminate confusion among investors.

           The market for PC-based systems did not grow as we and others expected and our efforts to generate sufficient revenues from such market to become profitable were not successful. Based upon our experience, we believe that the market for PC-based systems has become limited, due to the cost and complexity of these systems. Therefore, we began shifting our resources to our stand-alone video conferencing products during 1998.

           In 1997, we introduced C-Phone Home(TM), a stand-alone set-top "video phone," which operates over analog phone lines using a standard television set. C-Phone Home was aimed at the U.S. consumer market and sold through retailers and catalogs. However, the consumer market did not generally accept C-Phone Home or similar products offered by others. We believe that the limited amount of data that generally can be transmitted in a given amount of time over a analog phone line did not provide a product which was acceptable to consumers.

           In early 1998, we introduced the DS-324(TM), a stand-alone video conferencing system, which operates over either an analog or ISDN phone line. When used with an ISDN phone line, the DS-324 offers comparable picture quality to PC-based systems while being substantially easier to use and less expensive. We believe that our new stand-alone products have greater market potential, particularly in the business market and special applications, such as health care and security services. Therefore, we are no longer focusing on marketing video conferencing systems to the home consumer market.

           In 1998, we introduced C-Phone ITV, a self-contained set-top device that provides Internet access, without a PC, using a standard television and an analog phone line. To date, we have supplied only limited quantities of this product to certain of our business and institutional partners. We were unable to develop an appropriate retail marketing plan. In conjunction with our current plan to market our products to business users and special applications, we do not currently intend to market this product to the retail market.

INDUSTRY BACKGROUND

           Video conferencing was introduced in the late 1970s with video conferencing rooms located in office parks or office buildings. These rooms required expensive video conferencing equipment, trained operators, and special leased digital phone lines. These systems initially could only communicate with other compatible facilities and early video conferencing rooms cost between $200,000 and $400,000. Technological improvements and increased production volumes lowered the cost of room-based systems to between $50,000 and $90,000, with certain lower-cost, lesser-function systems selling below $20,000. Video conferencing rooms were first typically used by large corporations primarily for intra-company communications between distant locations. The adoption of an industry standard by most manufacturers after 1990 provided the ability for systems from different manufacturers to communicate with each other thereby making inter-company video conferencing easier. During the last several years, mobile video conferencing systems, known as "roll-about" systems, have become available at prices generally ranging from $15,000 to $30,000, which allow the video conferencing equipment to be moved between locations. In addition, desktop video conferencing systems using a personal computer have been developed with a system price, excluding the cost of the PC, of typically less than $5,000, with prices of certain available systems as low as $1,200 to $2,000. We believe that the overall operating costs and the complexity of use have limited the market for new PC-based video conferencing systems.

           In 1996, a new standard was adopted which incorporated technology that improved the quality of video transmission over phone lines. As a result, in 1997, a few companies, including us, introduced stand-alone "set-top" video phones which allow a user to make video calls, without the need for a PC, using a television set and an analog phone line. These systems were designed to appeal to non-commercial home users and small businesses, but did not receive widespread market acceptance in those markets. In addition, during such time, a number of companies introduced products primarily marketed to the home user, which, when connected to a PC, allow video phone calls to be made over the Internet.

           In the last several years, several companies, including us, have introduced stand-alone "set-top" video conferencing systems which use ISDN. These systems are generally easy to operate, relatively inexpensive and offer a degree of portability. Competitive systems typically cost between $4,000 and $10,000. Our systems typically cost between $2,200 and $4,800 depending on the features selected by the user.

OUR PRODUCTS

           GENERAL

           Our stand-alone products generally consist of a "set-top" box, a hand-held remote and a power adapter. All of our products are designed to maximize the ease of use in both initial set-up and day-to-day operations. The set-top box, which weighs less than five pounds, connects to the television and includes a built-in color camera, built-in microphone, built-in modem and proprietary software. The remote control is used to operate and configure the system, with easy-to-use, on-screen instructions and text menus, as well as to dial, answer or end a call by pushing one or two buttons. Audio is provided by using the speakers in the television set and the built-in microphone. Other types of microphones such as tabletop or lapel can be used by plugging them into the set-top box auxiliary audio input jack. Most of our current products, in addition to operating over an analog phone line, also can operate over an ISDN phone line utilizing a separate terminal adaptor which can be purchased from us. We believe that we are the only ones currently marketing a product capable of using either an analog or ISDN phone line.

           SPECIAL FEATURES

           Certain of our products include an electronic pan/tilt/zoom feature for the built-in camera. We also have available an optional external, higher quality, pan, tilt and zoom camera with far end control. Other products have separate inputs for up to seven cameras which are designed primarily for use in security applications. Certain of our products support the telecommunications standard used by most of the existing systems, including PC-based systems, video conferencing rooms and stand-alone video conferencing systems. We also have developed a feature which will allow a connection through the Internet when using an ISDN phone line and an Internet service provider which support a specific protocol. As only a limited number of Internet service providers support this protocol, we are in the process of expanding the capability of these products to use other current protocols supported by most Internet service providers.

MARKETING AND SALES

           GENERAL

           We believe that a market for our stand-alone products exists for business videoconferencing and for special applications such as video surveillance, recruiting, distance learning and training, tele-maintenance and tele-health. Our current products are sold under several names including DS-324, DS- 324/Pro(TM), DS-324/AV(TM), Sentinel(TM), C-Station(TM) and C-Phone Home.

           Our products are primarily marketed to resellers by our sales staff working under four regional sales managers. In addition, we have established relationships with companies operating in 19 countries, including Turkey, South Africa, Slovenia, Spain, Japan, Mexico, Canada, and Korea for the foreign distribution of our products. Our international partners are responsible for establishing a local presence for our products, creating market awareness, handling local government import and certification requirements, arranging local technical support and distribution, demonstrating at trade shows, implementing local advertising and marketing programs, and translating the manual and related materials into the local language.

           SIGNIFICANT CUSTOMERS

           Historically, a significant portion of our sales have been to a limited number of customers. During Fiscal 1999, sales to Alternative Options, LLC and Fotron S.A. (TTTY) Ltd. accounted for 16.1% and 10.5%, respectively, of our total revenues while our ten largest customers accounted for 62.7% of our total revenues. During Fiscal 1998, we did not have any customers who accounted for 10% or more of our total revenues while our ten largest customers accounted for 39.7% of our total revenues.

           FOREIGN SALES

           During Fiscal 1999, our foreign revenue accounted for 50.1% of our total revenue and came from resellers primarily located in Turkey, South Africa, Slovenia, Spain, Japan, Mexico, Korea, Canada, France and Israel. Almost all of our foreign revenue was from sales of our stand-alone products. During Fiscal 1998, our foreign revenue accounted for 17.1% of our total revenue and came from resellers primarily located in South Africa, India, Malaysia, Mexico, Canada, Korea and Japan. Of our Fiscal 1998 foreign revenue, 55.6% was from sales of our stand-alone products and 44.4% was from sales of our PC-based products. We generally make our foreign sales on a prepaid basis or against letters of credit due to the difficulty in collecting foreign accounts receivable. Foreign sales are denominated in U.S. dollars and we do not incur any foreign currency risks. See "Factors That Could Effect Us - Our Results Of Operations May Suffer If Foreign Trade is Restricted" for further information.

MANUFACTURING

           Our products are comprised primarily of components manufactured on a batch basis for us, subassemblies and parts manufactured to our specifications by third parties and certain other "off the shelf" electronic components purchased from third parties. Historically, a substantial portion of our manufacturing, as well as the final assembly, testing and packaging of our products have been performed at our facility in Wilmington, North Carolina. Given our change in focus to the business and special applications markets, we recently have decided to more heavily rely on contract manufacturers to manufacture and assemble most of our products. See "Factors That Could Effect Us
- Our Results Of

Operations Could Suffer If We Lost Any Of Our Contract Manufacturers" and "- Use Of Contract Manufacturers May Require Increased Inventory" for further information.

SOURCES OF SUPPLY

           Our products contain a significant number of off-the-shelf semiconductor integrated circuit chips, most of which are available from a number of different manufacturers. However, we do rely on a single source of supply for certain components and specialized subassemblies, some of which are manufactured outside of the United States and only to customer order or are inventoried by the manufacturers in limited quantities. We believe that all these components could be obtained elsewhere if needed and that our products could be redesigned to use alternative components. Certain of our manufacturers, sub-assemblers and suppliers, including suppliers of components made outside the United States, may require us to make firm scheduling and delivery commitments and deliver secure financing arrangements, such as letters of credit, as a condition to fulfillment of their contractual obligations to us. We anticipate that, if we are successful in the commercialization of our products, so that larger quantities of our products can be sold, we will become even more dependent on a timely supply of purchased inventory, and will be required to devote significant capital to inventory. See "Factors That Could Effect Us - Our Results Of Operations Could Suffer If We Lost Any Of Our Sole Source Suppliers " and Item 6 - "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources" for further information.

RESEARCH AND DEVELOPMENT

           The technology underlying video conferencing products is subject to rapid change, including potential introduction of new products and technologies which could significantly and adversely impact our ability to sell our products. Our success will depend, in great part, on our ability to maintain an ongoing research, development and engineering program capable of responding quickly to technological advances and developing and introducing new features. In addition, even though the open architecture of our products allow components to be replaced as new technologies develop, development of technologies and products by competitors could render our products noncompetitive or obsolete. See "Factors That Could Effect Us - We Face Substantial Competition In The Video Conferencing Market And May Not Be Able to Successfully Compete" and "- Our Products May Be Rendered Obsolete By Rapid Introduction of Competitive Products And Technological Changes" for further information.

COMPETITION

           To date, stand-alone video conferencing has received very limited market acceptance. As a result of technological advances and the adoption of standards for video telephony over phone lines, video conferencing systems have been developed by a number of companies. Existing competitors include PictureTel Corporation, Polycom, Inc., Tanberg, Inc. and VTEL Corporation. Potential competitors may include well-known established suppliers of consumer electronic products, such as Lucent Technologies, Inc., Philips Electronics N.V. and Sony Corp. In April 1999, 8x8, Inc.,a former competitor in the video conferencing market, announced that it was exiting the business of manufacturing video phones to focus on telephony products and technology based on Internet protocols. However, 8x8 also announced that it will continue to sell its video conferencing integrated chips to other manufacturers.

           We believe that the principal competitive factors in the stand-alone video conferencing product market are quality of video and audio, price, compatibility with standard communication protocols, ease of use, strength of distribution channels, ability to timely fulfill order requests, customer support, reliability and brand-name recognition. Our marketing efforts emphasize the ease of use and affordability of our products. See "Factors That Could Effect Us - We Face Substantial Competition In The Video Conferencing Market And May Not Be Able to Successfully Compete" and "Our Products May Be Rendered Obsolete By Rapid Introduction of Competitive Products And Technological Changes" for further information.

PATENTS AND OTHER INTELLECTUAL PROPERTY

           Although we have several United States patents, none are directly related to our current product line. The inventions which are the subject of these patents were created jointly by Daniel Flohr and certain of our other employees or consultants. In each case, all rights to these inventions have been assigned to us. We have issued to a third party a non-exclusive license for our utility patent for camera display configuration used in our previously marketed PC-based desktop video conferencing product.

           We seek to protect our intellectual property rights through a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws. We generally enter into confidentiality agreements with our employees, consultants, sales representatives and certain potential customers and limit access to and distribution of our proprietary information.

GOVERNMENT REGULATION

           Our products must comply with FCC requirements and specifications regulating electromagnetic radiation and the connection of terminal equipment to the public switched telephone network. Our products also must be in compliance with these regulations as a prerequisite to marketing them. We are required to comply with similar requirements of various foreign government agencies to sell our product in foreign countries. Our foreign distributors, as part of their distribution agreements, are responsible for ensuring compliance with, and obtaining any necessary permits from, foreign government agencies. See "Factors That Could Effect Us - New And Redesigned Products Require Compliance With Government Regulations, Which We May Not Be Able To Afford" for further information.

EMPLOYEES

           As of May 25, 1999, we had 40 employees, three of whom were part-time. Of these employees, nine work in manufacturing and distribution, ten work in product development and engineering, ten work in sales and marketing, nine work in management and administrative and two work in customer support. In comparison, at May 25, 1998, we had 50 employees, 3 of whom were part-time. The decrease in the number of our employees primarily reflects our decision to outsource most of our manufacturing. We consider that our relationship with our employees is good.

FACTORS THAT COULD EFFECT US

           OUR BUSINESS MAY NOT BECOME PROFITABLE. During each of our three fiscal years ended February 28, 1999, we incurred significant losses. We expect to continue to incur significant losses due to our expenditures for product development and the commercialization of our products. The following table summarizes our total revenues and net losses since March 1, 1996.


                                       Year Ended February 28,
                            --------------------------------------------
                               1999             1998             1997
                            ----------       ----------       ----------
Total revenues              $1,621,196       $1,890,666       $2,042,878
Net loss                    $4,478,725       $5,974,828       $3,008,224


           WE WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL TO BECOME PROFITABLE, WHICH CAPITAL MAY NOT BE READILY AVAILABLE. In order to become profitable, we will need to sell significant quantities of our products. However, to sell significant quantities of our products, we will need to substantially increase the amount we spend on manufacturing, inventory and marketing and we will incur increased costs associated with the carrying of anticipated increased accounts receivable. This will require us to raise substantial additional capital. We are unable to assure you that additional capital will be available when needed or, if available, that the terms of any then available financing will be favorable or will be acceptable to us.

           WE MAY NOT BE ABLE TO SUCCESSFULLY SELL OUR CURRENT PRODUCTS. To date, we have not sold a significant amount of our currently offered video conferencing products. In addition, we have no reliable data to assure us that there will be adequate market acceptance of these products. As a result, we cannot assure you that our currently offered products will gain sufficient market acceptance to generate significant revenues.

           OUR RESULTS OF OPERATIONS MAY SUFFER IF WE LOST ANY OF OUR KEY EMPLOYEES. As a small, technology driven company, we are heavily dependent upon the efforts and talents of a limited number of people. If any of our key employees left us, we believe that it would be difficult to replace them in a timely manner, if at all. If we were unable to quickly replace key employees, our operations would be significantly and adversely affected.

           OUR RESULTS OF OPERATIONS MAY SUFFER IF FOREIGN TRADE IS RESTRICTED. During the year ended February 28, 1999, approximately 50% of our total revenue was from foreign distributors. A reduction in the volume of foreign trade, material restrictions on foreign trade or fluctuations in foreign exchange rates could significantly reduce our foreign distributors' orders. We generally do not have written agreements with any of our foreign distributors which require minimum levels of purchases. Therefore, our foreign distributors could reduce or curtail their purchases at any time without financial penalty.

           OUR RESULTS OF OPERATIONS COULD SUFFER IF WE LOST ANY OF OUR SOLE SOURCE SUPPLIERS. We rely on sole sources of supply for some of our components and specialized subassemblies, some of which are manufactured outside of the United States and only to customer order or are inventoried by the manufacturer in limited quantities. If our sources of supply were to become unavailable, other sources of supply may not be available without significant delay or increased cost, and the use of alternative available components could require us to undertake costly re-engineering of portions of our products.

           OUR RESULTS OF OPERATIONS COULD SUFFER IF WE LOST ANY OF OUR CONTRACT MANUFACTURERS. We rely on contract manufacturers to manufacture or assemble a substantial amount of our products and their components and subassemblies. If any of our contract manufacturers were to become unavailable, we may not be able to arrange for substitute manufacturers in a timely manner or at the same cost.

           USE OF CONTRACT MANUFACTURERS MAY REQUIRE INCREASED INVENTORY. To be economical, we place our purchase orders with our contract manufacturers based on our forecasted demand for our products. Until we can accurately predict our product sales, we will need to commit for production volumes that may exceed current order rates, which may increase our inventory costs.

           WE FACE SUBSTANTIAL COMPETITION IN THE VIDEO CONFERENCING MARKET AND MAY NOT BE ABLE TO SUCCESSFULLY COMPETE. Many of our competitors are more established, benefit from greater market recognition and have significantly greater financial, technological, manufacturing and marketing resources than us. Potential competitors include well-known established suppliers of consumer electronic products. These potential competitors sell television and/or telephone products into which they may integrate video conferencing, thereby eliminating the need to purchase a separate video conferencing product.

           OUR PRODUCTS MAY BE RENDERED OBSOLETE BY RAPID INTRODUCTION OF COMPETITIVE PRODUCTS AND TECHNOLOGICAL CHANGES. We expect that the technology underlying video conferencing will continue to undergo rapid change as new products are introduced and different standards are developed. With our limited resources, we may not be able to timely and adequately respond to new product developments and technological advances by developing and introducing new products or features. As a result, technological developments and new products introduced by competitors could render our existing products and features noncompetitive or obsolete.

           OUR PRODUCTS MAY INFRINGE THIRD PARTY INTELLECTUAL PROPERTY RIGHTS. The technology applicable to our products is developing rapidly. A number of companies have filed applications for, or have been issued, patents relating to products or technology that are similar to some of the products or technology developed or used by us. Since we do not have the resources to maintain a staff whose primary function is to investigate the level of protection afforded to third parties on devices and components which we use in our products, it is possible that a third party could successfully claim that our products infringe on their intellectual property rights. If this were to occur, we may be subject to substantial damages, we may not be able to obtain appropriate licenses at a cost we could afford and we may not have the ability to timely redesign our products.

           WE DO NOT HAVE THE FINANCIAL RESOURCES TO ENFORCE AND DEFEND ALL OF OUR INTELLECTUAL PROPERTY RIGHTS. The actions we take to protect our intellectual property may not be adequate to deter misappropriation of our proprietary information. We do not have adequate financial resources to finance the high cost required to enforce, through litigation, all of our intellectual property rights. In addition, litigation could result in a substantial diversion of managerial time and resources, which could be better and more fruitfully utilized on other activities.

           NEW AND REDESIGNED PRODUCTS REQUIRE COMPLIANCE WITH GOVERNMENT REGULATIONS, WHICH WE MAY NOT BE ABLE TO AFFORD. If we redesign or otherwise modify any of our products, or if current government regulations are revised, we may be required to have our products recertified by the FCC or otherwise brought into compliance to continue selling our products. We cannot assure you as to when, if ever, that our redesigned or modified products would continue to be in compliance with applicable governmental regulations. In addition, we must comply with similar requirements of various foreign government agencies to effect our foreign sales. While our foreign distributors, as part of their distribution agreements, are responsible for ensuring compliance with foreign government regulations, we cannot assure you that they will do so. If our foreign distributors fail to ensure compliance with these regulations, they may be unable to make sales in their respective countries, as we do not have the necessary resources to ensure governmental compliance outside of the Untied States.

           WE MAY BE UNABLE TO CONTINUE TO USE THE C-PHONE NAME. A proceeding brought by the former owner of the C-Phone trademark to cancel registration of our "C-Phone"(R) trademark is pending before the U. S. Patent and Trademark Office's Trial and Appeal Board. If we are not successful in this proceeding, we may need to change the identifying name on some of our products. We also would need to consider whether we should change our corporate name. In addition, we could be required to pay damages to the former owner of the mark, if it could show that we had infringed its common law rights. Any change in our use of the C-Phone name would result in a loss of good will and identification which we have been promoting since 1993, and could have a temporary adverse impact on our marketing plans.

           WE MAY NOT RECEIVE ALL OF THE PROCEEDS THAT WE ANTICIPATE FROM OUR AGREEMENT WITH SOVEREIGN PARTNERS. In September 1998, we entered into an agreement with Sovereign Partners pursuant to which Sovereign Partners has agreed to purchase up to $5,000,000 of our common stock, as we elect from time to time, over an 18-month period which began April 1, 1999. We have a registered 1,500,000 shares for sale to Sovereign Partners. If we determine to sell Sovereign Partners more than a total of 1,500,000 shares, we would need to file an additional registration statement with the SEC. In addition, if we determine to sell Sovereign Partners more than a total of 1,543,765 shares, we would require approval of our shareholders, which may not be obtainable. Since the price at which we will sell our shares to Sovereign Partners is at a 15% discount to the average market price of our common stock, if the average market price is less than approximately $3.92 per share at the time of sale, we will receive gross proceeds of less than $5,000,000. As of May 25, 1999, we had not sold any shares to Sovereign Partners. For additional information concerning our agreement with Sovereign Partners, see "Recent Equity Offerings" in Item 6. - "Management's Discussion and Analysis or Plan of Operations,"

           SHAREHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES TO SOVEREIGN PARTNERS. As the market price for our common stock decreases, the number of shares which may be sold to Sovereign Partners will increase. If we were to require Sovereign Partners to purchase our common stock at a time when our stock price is depressed, our current shareholders' interest in our company will be significantly reduced. The following table sets forth the number of shares that we would issue if we required Sovereign Partners to purchase the maximum amount of $5,000,000 permitted under our agreement with Sovereign Partners, based on a range of stock prices. The table also shows the percentage that these shares would constitute, immediately after issuance, of the total number of shares which we currently have outstanding. The information in the table is based on 7,978,605 shares of common stock outstanding on May 25, 1999. The per share average market price of $2.49 was the average market price of our common stock on May 25, 1999.


    Per Share Average   Per Share Price Payable     Number of      Percentage of
       Market Price      by Sovereign Partners    Shares Issuable   Outstanding
       ------------      ---------------------    ----------------  -----------
          $5.00                  $4.25               1,176,471         12.9%
          $4.00                  $3.40               1,470,588         15.6%
          $3.92                  $3.33               1,500,000         15.8%
          $3.00                  $2.55               1,960,784         19.7%
          $2.49                  $2.12               2,358,649         22.8%
          $2.00                  $1.70               2,941,176         26.9%
          $1.00                  $0.85               5,882,353         42.4%


           OUR PRIOR TRANSACTION WITH SOVEREIGN PARTNERS RESULTED IN SIGNIFICANT DILUTION TO SHAREHOLDERS. In December 1997, we completed a private placement of convertible preferred stock and warrants with Sovereign Partners and several other investors. The terms of the preferred stock allowed the investors to purchase our common stock at a 15% discount to the market price of our common stock at the time of conversion. All the preferred shares were converted into 1,987,622 shares of our common stock, or 37.2% of the common stock outstanding on the date we issued the preferred stock. We cannot assure you that our current agreement with Sovereign Partners also will not significantly reduce our existing shareholders' interest in our company.

           THE RESALE BY SOVEREIGN PARTNERS OF OUR SHARES MAY LOWER THE MARKET PRICE OF OUR COMMON STOCK. The resale by Sovereign Partners of the common stock that it purchases from us will increase the number of our publicly traded shares, which could lower the market price of our common stock. Moreover, the shares that we sell to Sovereign Partners will be available for immediate resale, and the mere prospect of this transaction also could lower the market price for our common stock.

           WE MAY NOT BE ABLE TO OBTAIN PAYMENT FROM SOVEREIGN PARTNERS. As discussed under "Recent Equity Offerings" in Item 6. - "Management's Discussion and Analysis or Plan of Operations," Sovereign Partners' obligation to purchase our shares is dependent upon various conditions being satisfied. If these conditions are not satisfied, we cannot require Sovereign Partners to purchase our shares. Since the obligation of Sovereign Partners to complete its purchase is not secured or guaranteed, if Sovereign Partners does not have available funds at the time that it is required to make a purchase or if Sovereign Partners otherwise refuses to honor its obligation to us, we may not be able to force it to do so.

           RESALE OF OUR SHARES HELD BY OUR DIRECTORS AND OFFICERS MAY LOWER THE MARKET PRICE OF OUR SHARES. As of May 25, 1999, we had a total of 7,978,605 shares of common stock outstanding, 1,123,375 of which were held by our directors and executive officers. These shares may only be resold in limited quantities and only within the limitations imposed by Rule 144 under the Securities Act. The mere prospect that these shares may be publicly resold could lower the market price for our common stock.

           OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE. The market price for our common stock has been, and is likely to continue to be, highly volatile. Factors which could significantly affect the market price of our shares include:

o          actual or anticipated fluctuations in our operating results,

o          changes in alliances or relationships with our customers,

o new products or technical innovations by us or by our existing or potential competitors,

o trading activity and strategies occurring in the marketplace with respect to our common stock,

o general market conditions and other factors unrelated to us or outside of our control.

           POTENTIAL LOSS OF OUR NASDAQ NATIONAL MARKET LISTING COULD ADVERSELY AFFECT THE PRICE OF OUR SHARES. Our common stock is quoted on the Nasdaq National Market. If the bid price of our common stock were to fall below $1.00 per share, if we were to have less than $4,000,000 in net tangible assets or if the value of our common stock held by our shareholders (other than our officers and directors) were to be less than $5,000,000, our common stock could be delisted from the Nasdaq National Market.

           In addition, The Nasdaq Stock Market has recently issued an interpretive release regarding the issuance of securities that are convertible into common shares at a price lower than the market price of the common shares at the time of conversion. If Nasdaq considers that our agreement with Sovereign Partners involves this type of security, and that we have failed to comply with these rules, our common stock could be delisted from The Nasdaq Stock Market. Nasdaq also could delist our common stock if it determines that our agreement with Sovereign Partners raises public interest concerns.

           If our common stock is delisted from Nasdaq, any trading of our shares then would be conducted in the over-the-counter market. This would make it more difficult for an investor to dispose of, or to obtain accurate quotations for, our common stock. In addition, delisting would make it more difficult for us to raise funds through the sale of our securities.

           OUR OPERATIONS MAY BE AFFECTED BY YEAR 2000 ISSUES. Computer systems may experience problems handling dates beyond the year 1999 because many computer programs use only two digits to identify a year in a date field. We have completed our internal Year 2000 compliance program, but we have not yet received adequate assurances from all our critical third-party suppliers of their Year 2000 readiness. Year 2000 problems which interrupt the normal business operations of our customers also could significantly and adversely impact us. We have not yet developed a contingency plan for noncompliance by any of our key suppliers or customers. As a result, we cannot be certain that Year 2000 problems involving our suppliers or customers will not significantly and adversely affect us.

           WE DO NOT EXPECT TO PAY DIVIDENDS. We never have paid any dividends. For the foreseeable future, we expect that our earnings, if any, will be retained to finance the expansion and development of our business. Any payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, on our earnings (if any), capital requirements, and operating and financial condition.

           SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS. We have made statements in this Annual Report on Form 10-K that are "forward-looking statements" within the meaning of the Securities Act and the Securities Exchange Act. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above in this section, could cause our performance to differ from the implied results:

o inability to obtain capital for continued development and commercialization of our products.

o          inability to generate market acceptance of our products.

o          failure to obtain new customers or retain existing customers.

o          inability to manage our growth.

o          loss of our key employees.

o          changes in general economic and business conditions.

o          changes in industry trends.

           We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Annual Report or to reflect the occurrence of other unanticipated events.

ITEM 2.    DESCRIPTION OF PROPERTY

           We conduct all of our operations from our 14,420 square foot Wilmington, North Carolina facility, which we use as follows:


           Function                                        Percentage of Space
           --------                                        -------------------
           Marketing and sales                                     11%
           Engineering                                             17%
           Administration                                          20%
           Production, inventory, shipping and                     52%
           receiving

           Our facility was built in 1993 to our specifications. We lease our facility from our two principal executive officers, Daniel Flohr and Tina Jacobs, under a triple net lease pursuant to which we are responsible for all costs and expenses, including applicable taxes, relating to the facility. Our lease expires on April 30, 2002. The current annual rent is $75,360, subject to increase on May 1. 2000. We believe that the terms and conditions of our lease are no less favorable to us than those available from unaffiliated third parties. Mr. Flohr and Ms. Jacobs allow us to use approximately 9,000 square feet of a 1.4 acre adjacent parcel of land owned by them as a parking area for our employees and customers. In consideration for use of this parcel, we provide minimal maintenance of the parking area and pay approximately $345 per year of real estate taxes on this parcel.

           Our present facility is being fully utilized. If we need additional space, Mr. Flohr and Ms. Jacobs have offered to construct an additional building to our specifications on the adjacent parcel and to lease this building, when constructed, to us on terms similar to the lease for our current facility, including at a rental no greater than fair market value at the commencement of the lease term.

           See Note 10 of Notes to Financial Statements included in Item 7. - "Financial Statements."

ITEM 3.    LEGAL PROCEEDINGS

           In 1995, the U.S. Patent and Trademark Office registered the "C-Phone" trademark to us. In 1996, in order to more closely identify us with our products, all of which then used the C-Phone name, and in an attempt to eliminate confusion among investors, we changed our name to C-Phone Corporation. In August 1996, we were advised by the Patent and Trademark Office that the former owner of the registered C-Phone trademark had filed a petition to cancel our registration, alleging that there was a likelihood of confusion and that its failure to file a required affidavit was inadvertent. The former owner has continued to use the C-Phone name for marine telephone products, and may have certain "common law" rights to continued use of the name and to prevent others from using the name. A proceeding concerning this matter is pending before the Patent and Trademark Office's Trademark Trial and Appeal Board, who will determine whether the conflicting use by us is so confusingly similar that a registration should not have been granted to us. If we are unable to satisfactorily resolve this matter with the former owner or we are not successful in the current Patent and Trademark Office proceeding, we may need to change the identifying name on some of our products. In addition, we may determine that it is appropriate to change our corporate name. We also may be subject to damages if it can be shown that we had infringed the former owner's common law rights. See "Factors That Could Effect Us - We May Be Unable To Continue To Use The C-Phone Name" in Item 1. - "Description of Business."

           In addition, we are involved in various legal proceedings which are incidental to the conduct of our business. We do not expect that any of these proceedings will have a significant adverse effect on our financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of our securities holders during the fiscal quarter ended February 28, 1999.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Our common stock is traded on the Nasdaq National Market under the symbol "CFON." The following table sets forth the high and low sales price for each quarterly period since March 1, 1997 for our common stock, as reported by The Nasdaq Stock Market, Inc.

           Fiscal 1998                                      High           Low
           -----------                                      ----           ---
           1st Fiscal Quarter (ended May 31, 1997)       $   11.500     $    5.875
           2nd Fiscal Quarter (ended August 31, 1997)    $   10.000     $    5.000
           3rd Fiscal Quarter (ended November 30, 1997)  $   10.500     $    5.000
           4th Fiscal Quarter (ended February 28, 1998)  $    8.750     $    3.813

           Fiscal 1999
           -----------
           1st Fiscal Quarter (ended May 31, 1998)       $   15.500     $    2.625
           2nd Fiscal Quarter (ended August 31, 1998)    $    6.688     $    2.063
           3rd Fiscal Quarter (ended November 30, 1998)  $    4.344     $    2.000
           4th Fiscal Quarter (ended February 28, 1999)  $    5.375     $    2.531

           On May 25, 1999, the closing sale price of our common stock was $2-1/16. As of May 25, 1999, we had 332 holders of record of our common stock, including broker-nominees who held an aggregate of 6,702,613 shares of our common stock as nominees for an undisclosed number of beneficial holders. We estimate that we have in excess of 2,000 beneficial holders of our common stock.

           See "Recent Equity Offerings" in Item 6 - "Management's Discussion and Analysis or Plan of Operations" for information concerning our issuances of securities during Fiscal 1998 and Fiscal 1999. See

"Factors That Could Effect Us - We Do Not Expect To Pay Dividends" in Item 1. - "Description of Business" for information concerning our dividend policy.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

           We are engaged primarily in the engineering, manufacturing and marketing of video conferencing systems. Our stand-alone video conferencing products are designed to operate over either analog or ISDN phone lines and are available in configurations for the U.S. market as well as most international markets.

           We presently distribute our products primarily to the business market and for special applications such as health care and security services. We sell our products primarily to resellers and system integrators.

           We have incurred significant losses during our each of three fiscal years ended February 28, 1999. Until market acceptance of our products is established, which we cannot assure you will occur, we expect to continue to incur significant losses due to our current and anticipated level of expenditures.

RECENT EQUITY OFFERINGS

           MARCH 1997 PRIVATE PLACEMENT. In March 1997, we completed a private placement in which we issued, either immediately or upon subsequent exercise of related rights, an aggregate of 970,530 shares of our common stock. We received net proceeds of approximately $4,370,000, after payment of fees and expenses of approximately $632,000. In connection with this private placement, we issued to an affiliate of the placement agent warrants to purchase 150,000 shares of our common stock at an exercise price of $9.60 per share, which warrants expired without being exercised.

           DECEMBER 1997 PRIVATE PLACEMENT. In December 1997, we completed a private placement in which we issued an aggregate of (a) 4,500 shares of Series A Convertible Preferred Stock, (b) Class A Warrants to purchase 315,000 shares of our common stock, and (c) Class B Warrants to purchase 135,000 shares of our common stock. We received net proceeds of approximately $4,110,000, after payment of fees and expenses of approximately $390,000. In connection with this transaction, we paid a finder's fee of $295,000 and issued to an affiliate of the finder a warrant, upon the same terms as the Class A Warrants, to acquire an aggregate of 185,000 shares of our common stock. All of the issued Series A Preferred Stock has been converted into a total of 1,987,622 shares of our common stock.

           The Class B Warrants have an exercise price of $9.10 per share, subject to adjustment under certain circumstances, including upon the issuance of shares of our common stock, or securities convertible or exchangeable into shares of our common stock, at less than 80% of the then market price. These warrants expire on December 19, 2000 and are not redeemable. As of May 25, 1999, Class B Warrants to purchase 60,000 shares of our common stock had been exercised and we had received aggregate proceeds of $546,000.

           The Class A Warrants expired on December 19, 1998. Prior to this date, Class A Warrants to purchase 325,000 shares of our common stock were exercised at $8.05 per share, including the warrant issued to the finder. We received aggregate proceeds of $2,616,250 from the exercise of these warrants. The remaining Class A Warrants expired unexercised. See "Factors That Could Effect Us - Shareholders May Experience Significant Dilution From Our Sale Of Shares To Sovereign Partners" in Item 1. "Description of Business."

           1994 WARRANT EXERCISES. In connection with our 1994 initial public offering, we had issued, to the representative of the underwriters, warrants expiring August 19, 1999 to purchase 200,000 shares of our common stock at an exercise price of $8.40 per share payable in cash or by delivering back to us warrants having an equivalent value. On May 13, 1998, we reduced the exercise price of these warrants to $6.00 per share, in consideration for (a) requiring payment of the exercise price for these warrants to be made in cash, rather than upon surrender of warrants, and (b) changing the expiration date thereof to May 21, 1998. On May 13, 1998, the closing sales price of our common stock was $9.75. All of these warrants were exercised and we received aggregate proceeds of $1,200,000.

           AGREEMENT WITH SOVEREIGN PARTNERS. On September 18, 1998, we entered into the private equity credit agreement with Sovereign Partners, L.P. Pursuant to the agreement, Sovereign Partners has agreed to purchase our common stock during the 18-month period that began on April 1, 1999. From time to time during the term of the agreement, but no more frequently than once every 30 days, we can require Sovereign Partners to purchase between $500,000 and $1,000,000 of our common stock until all these purchases total $5,000,000. The purchase price for each share will equal 85% of the average closing bid price of our common stock during the five trading days immediately preceding the day we notify Sovereign Partners of a purchase obligation. As of May 25, 1999, we had not sold Sovereign Partners any shares of our common stock under the agreement.

           Sovereign Partners' obligation to purchase shares of our common stock is subject to certain conditions, including:

o The average closing bid price of our common stock being at least $1.00 per share for the 20 trading days preceding the date of our notice of purchase to Sovereign Partners.

o          Our common stock continuing to be traded on The Nasdaq Stock Market.

o The total number of shares of common stock that we may sell to Sovereign Partners under the agreement cannot exceed 1,543,765 shares, unless we first obtain shareholder approval as required by the rules of The Nasdaq Stock Market, Inc. We do not presently intend to sell Sovereign Partners more than 1,500,000 shares.

o The number of shares of common stock we may sell to Sovereign Partners on any draw date, when aggregated with all other shares then owned by Sovereign Partners, cannot exceed 9.9% of our total common stock then outstanding.

o A current prospectus must then to be available to permit Sovereign Partners to publicly resell the shares of common stock that it acquires from us under the agreement.

           We may terminate the agreement without any further obligation to Sovereign Partners at any time after we have sold it at least $1,000,000 of common stock. If we terminate the agreement prior to this time, we must pay Sovereign Partners a penalty of up to $150,000, depending upon the amount of the shortfall. Sovereign Partners has agreed not to engage in any short sales of our common stock, except that it may engage in short sales after it receives a purchase notice from us, but only for the number of shares of common stock covered by our purchase notice.

           Under a related registration rights agreement, we have agreed to maintain effectiveness of a registration statement for the resale by Sovereign Partners of the shares it purchases from us under the agreement. If we fail to maintain effectiveness of the registration statement, Sovereign Partners may require us to pay a penalty equal to 1% of the purchase price of the shares of common stock then held by Sovereign Partners for each 30-day period that the registration statement is not effective.

           In connection with the agreement, we issued to Cardinal Capital Management, Inc., as finder, a two-year warrant to purchase 100,000 shares of our common stock at an exercise price of $8.00 per share. If the closing sales price of our common stock exceeds $10.00 for five consecutive trading days, we may give Cardinal Capital notice of our intention to redeem the warrant. If Cardinal Capital does not exercise the warrant prior to the redemption date specified in our redemption notice, we may redeem the warrant for $1,000. The shares of our common stock issuable to Cardinal Capital upon exercise of this warrant have not been registered for sale under the Securities Act although we may register these shares in the future. We also paid Cardinal Capital a cash fee of $30,000 and have agreed to pay Cardinal Capital an additional cash fee equal to 6% of the dollar amount of any sales of common stock to Sovereign Partners under the agreement, with our initial $30,000 payment to be credited against this fee.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED FEBRUARY 28, 1999 AS COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1998

           REVENUES. Net sales decreased 13% to $1,590,748 in Fiscal 1999 from $1,818,663 in Fiscal 1998, reflecting the discontinuance of our PC-based products during the first quarter of Fiscal 1999 and the shift in marketing emphasis for our stand-alone products from the consumer market to the business market and special applications. Sales of stand-alone products represented 94% of net sales during Fiscal 1999, as compared to 45% of net sales during Fiscal 1998. During Fiscal 1999, we had other revenue of $30,448 compared to $72,003 during Fiscal 1998. As a result of the foregoing, our total revenues decreased 14% to $1,621,196 in Fiscal 1999 from $1,890,666 in Fiscal 1998.

           COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs, such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventories to net realizable value. Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to this revenue. Cost of goods sold decreased 21% to $2,541,145, or 160% of net sales, in Fiscal 1999 from $3,209,875, or 176% of net sales, in Fiscal 1998. The decrease in cost of goods sold was primarily the result of a decrease in stand-alone unit costs and the decrease in sales. However, the decrease in cost of goods sold was offset in part by a $608,657 provision for inventory obsolescence, of which $142,691 relates to discontinued PC-based product inventory not sold during Fiscal 1999 and $465,966 relates to stand-alone product inventory, primarily the result of product changes as we shifted from the consumer market to the business and special applications markets. During Fiscal 1998, cost of goods sold included a $475,824 provision for inventory obsolescence which was primarily related to PC-based product inventory. In addition, the low production volume of our stand-alone units did not allow us to cover all fixed manufacturing costs. Cost of other revenue was $9,750 in Fiscal 1999, or 32% of related revenue, as compared to cost of other revenue of $22,506, or 31% of related revenue, in Fiscal 1998.

           GROSS LOSS. Our gross loss was $929,699 in Fiscal 1999, as compared to a gross loss of $1,341,715 in Fiscal 1998, a decrease of 31%. The gross loss in Fiscal 1999 was primarily the result of the low sales volume, the provision for inventory obsolescence and the high cost of goods sold, which is discussed above.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 21% to $3,000,128, or 185% of revenues, in Fiscal 1999 from $3,816,806, or 202% of revenues, in Fiscal 1998. The primary reason for the decrease was a 44% decrease in selling and marketing expenses to $1,085,908 in Fiscal 1999 from $1,943,345 in Fiscal 1998. This decrease was the result of several factors including advertising and display material expenses related to the launch of our home consumer product in early Fiscal 1998 and the shift in marketing emphasis for our standalone products from home consumer use to business and special applications during Fiscal 1999. This shift reduced our expenses related to salaries, travel expenses and outside consulting services. We expect that selling and marketing expenses will increase in Fiscal 2000 from the Fiscal 1999 level as we increase our internal sales staff to further expose our stand-alone products to the business and special applications markets. Therefore, we expect that we will continue to incur substantial selling, general and administrative expenses during Fiscal 2000.

           RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 16% to $814,366, or 50% of revenues, in Fiscal 1999 from $973,210, or 51% of revenues, in Fiscal 1998. The decrease was primarily the result of the completion of the initial development of our current stand-alone products during our Fiscal 1998. All of these costs were charged to operations as incurred and were funded by our cash reserves. We expect to continue to invest significant resources during the foreseeable future in new product development and engineering as well as for enhancements to our existing products.

           OPERATING LOSS. As a result of the factors discussed above, our operating loss decreased 23% to $4,744,193 in Fiscal 1999 from $6,131,731 in Fiscal 1998.

           INTEREST. Interest income increased 69% to $265,468 in Fiscal 1999 from $157,350 in Fiscal 1998 as a result of interest earned on the higher average balance of cash and cash equivalents we had during Fiscal 1999 due to the receipt of proceeds from our December 1997 private placement and from the exercise in May 1998 of previously issued warrants and options.

FISCAL YEAR ENDED FEBRUARY 28, 1998 AS COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1997

           REVENUES. Net sales decreased 4% to $1,818,663 in Fiscal 1998 from $1,890,213 in Fiscal 1997, reflecting an industry-wide slowdown in the rate of acceptance of PC-based desktop video conferencing. This decrease in net sales was partially offset by an increase in net sales of stand-alone products. Sales of stand-alone products represented 45% of net sales in Fiscal 1998 while we had no sales from that product line in Fiscal 1997. During Fiscal 1998, we had other revenue of $72,003 as compared to $152,665 in Fiscal 1997. This decrease was a result of decreased revenue from software development. As a result of the foregoing, our total revenues decreased 7% to $1,890,666 in Fiscal 1998 from $2,042,878 in Fiscal 1997.

           COST OF REVENUE. Cost of goods sold increased 97% to $3,209,875, or 176% of net sales, in Fiscal 1998 from $1,629,287, or 86% of net sales, in Fiscal 1997. The increase in cost of goods sold and the increase in the ratio of cost of goods sold to net sales reflected the low production volume of our stand-alone units, which did not allow us to cover all fixed manufacturing costs. In addition, during Fiscal 1998, we wrote-down our stand-alone product inventory to its then current net realizable value based upon the historical percentage of sales of stand-alone video conferencing products below manufactured cost when sold in conjunction with telecommunications services offered by with us. Cost of goods sold also included a $475,824 provision for inventory obsolescence related to our PC-based desktop video conferencing equipment as a result of the slowdown in the rate of acceptance of this product line and our decision to redeploy most of our available resources to other products. Cost of other revenue was $22,506 in Fiscal 1998, or 31% of related revenue, as compared to cost of revenue of $81,079, or 53% of related revenue, in Fiscal 1997.

           GROSS PROFIT (LOSS). Our gross loss was $1,341,715 in Fiscal 1998, as compared to a gross profit of $332,512, or 16% of revenues, in Fiscal 1997. The gross loss in Fiscal 1998 was primarily the result of the high cost of goods sold due to low volume production, our marketing strategy for our stand-alone products and the provision for inventory obsolescence for our PC-based inventory.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 56% to $3,816,806, or 202% of revenues, in Fiscal 1998 from $2,454,337, or 120% of revenues, in Fiscal 1997. The primary reason for the increase was an 73% increase in selling and marketing expenses to approximately $1,943,000 in Fiscal 1998 from approximately $1,125,000 in Fiscal 1997, substantially all of which increase was directly related to the marketing launch of C-Phone Home. Other increases in expenses directly related to our this product were increased personnel costs resulting from additional customer support and administrative personnel and an increased reserve for bad debt expenses based upon our historical experience with the retail industry. In addition, other increases in administrative expenses were increased legal and accounting expenses, primarily as a result of the complexities related to the addition of our stand-alone product line, the reallocation of duties of certain personnel from research, development and engineering, and increased investor relations and other shareholder expenses resulting from a significant increase in the number of holders of our common stock.

           RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 4% to $973,210, or 51% of revenues, in Fiscal 1998 from $1,016,293, or 50% of revenues, in Fiscal 1997. The decrease was primarily the result of a decrease in personnel costs resulting from a partial change in duties of certain personnel to selling, general and administrative, partially offset by development and engineering expenses related to the development of enhancements to our stand-alone products. All of these costs were charged to operations as incurred and were funded by our cash reserves.

           OPERATING LOSS. As a result of the factors discussed above, our operating loss increased 95% to $6,131,731 in Fiscal 1998 from $3,138,118 in Fiscal 1997.

           INTEREST. Interest income increased 19% to $157,350 in Fiscal 1998 from $132,405 in Fiscal 1997 as a result of interest earned on the higher average balance of cash and cash equivalents we had during Fiscal 1998 due to the receipt of proceeds from the March Placement and the December Placement.

LIQUIDITY AND CAPITAL RESOURCES

           We have financed our recent operations primarily from the proceeds of private placements of our securities and from the exercise of previously issued warrants and options. For additional information, see "Recent Equity Offerings."

           At February 28, 1999, we had working capital of $5,305,512, as compared to $5,170,505 at February 28, 1998, an increase of $135,007. Our cash and cash equivalents were $4,602,752 at February 28, 1999, as compared to $4,200,231 at February 28, 1998. Our invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. During Fiscal 1999, our operating activities used $4,155,784 of net cash, primarily to fund operating activities, our investing activities used $84,877 of net cash for equipment purchases, and our financing activities provided $4,643,182 of net cash from the exercise of previously issued warrants and options.

           We lease our facility and own our manufacturing equipment free from any liens or other encumbrances. As of February 28, 1999, we had no material commitments for capital expenditures.

           Due to the planned expansion of our marketing efforts aimed at the business and special applications markets, we expect to expend additional resources for selling and marketing expenses. We also expect to continue to expend significant resources for product development and engineering for enhancements, improvements and new products to keep our product line up to date.

           We believe that our current working capital, together with anticipated funds from our operations and available proceeds from our agreement with Sovereign Partners, will be sufficient to meet our projected operating needs and capital expenditures at least through the end of the first quarter of Fiscal 2001. If our stand-alone products gain significant market acceptance, we expect to make very substantial expenditures for inventory build-up, marketing and carrying of accounts receivable. This would require us to obtain even more working capital. See "Factors That Could Effect Us - We Will Require Significant Additional Capital To Become Profitable, Which Capital May Not Be Readily Available" in Item 1. - "Description of Business." We anticipate that these additional funds should be available through one or more possible sources, including

o          the sale of our common stock pursuant to our agreement with Sovereign
           Partners;

o a private placement of our common stock, preferred stock or debt securities;

o the exercise of our outstanding warrants, if the market price of our common stock were to exceed the exercise price of these warrants; and

o          a public offering of our common stock.

           At February 28, 1999, we estimate that we had available net operating loss carryforwards of approximately $19,189,000 for Federal purposes and approximately $19,448,000 for state purposes, which may be used to reduce future taxable income, if any. The Federal carryforwards expire in 2009 through 2014. The state carryforwards expire in 2002 through 2014.

           We do not believe that inflation has had a significant impact on our sales or operating results, during the past three years.

IMPACT OF YEAR 2000 ISSUE

           Computer systems may experience problems handling dates beyond the year 1999 because many computer programs use only two digits to identify a year in a date field. We have addressed this issue in several parts - our products, our application software for our internal operations and third-party suppliers.

           PRODUCTS - As our products do not include date/time mechanisms in their operating software, our products are Year 2000 compliant. However, some of our earlier PC-based products use Windows(R) for Workgroups as their operating system and there may exist Year 2000 issues with the specific user installed LAN interface employed by any certain customer which issues are beyond the scope of our involvement and responsibilities.

           APPLICATION SOFTWARE - During Fiscal 1998, for operational purposes, we made the decision to upgrade our internal financial and operational software system. This upgrade was completed in June 1998 and the system is now Year 2000 compliant. At December 31, 1998, in accordance with our plan, we had completed the identification of other internal computer-based systems we use which may require upgrading to insure operational continuity beyond December 31, 1999. We completed the upgrading and testing of all necessary applications (except for our internal voice mail system) by February 28, 1999. We plan to complete any upgrading and testing of our internal voice mail system by June 30, 1999.

           THIRD-PARTY SUPPLIERS - We are assessing the possible effects on our operations of Year 2000 compliance related to key suppliers and subcontractors. Our reliance on suppliers and subcontractors means that the failure to address Year 2000 compliance issues by these parties could have a material impact on our business. We have identified critical third-party suppliers and have requested information as to their plans and progress in addressing the Year 2000 problem. Our plan to complete the evaluation of our third-party suppliers by December 31, 1998 has been delayed due to the lack of appropriate responses from many of these suppliers. We submitted follow up requests for information from these suppliers and are presently assessing the additional responses. Additional contacts will be made during the month of May 1999. Alternative sourcing and contingency plans for our non-compliant or non-responding suppliers will be developed by August 31, 1999.

           COSTS - The total cost associated with the Year 2000 issue is not expected to be material to our financial position. Our current estimated out-of-pocket cost is not expected to exceed $50,000, of which less than $10,000 has been expended through May 25, 1999. As the upgrade of our application software was done for operational purposes, the cost of this upgrade has not been included in our estimates.

           RISKS - Due to the uncertainty of the Year 2000 readiness of our third-party suppliers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. In addition, although our business is not dependent on any single or small number of customers, Year 2000 problems which significantly interrupt the normal business operations of a significant number of our customers could have a material adverse impact on us. We have not yet developed a contingency plan in the event of noncompliance by any of our key suppliers or customers.

NEW ACCOUNTING PRONOUNCEMENTS

           Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements, became effective for us in Fiscal 1999. SFAS No. 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. We had no items of other comprehensive income or loss during Fiscal 1999, Fiscal 1998 or Fiscal 1997.

           Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements, became effective for us in Fiscal 1999. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not have a material impact on our financial statements for Fiscal 1999, Fiscal 1998 or Fiscal 1997, as we operate in only one segment.

           Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans. As we do not presently have a pension or other postretirement benefit plan, SFAS No. 132 is not applicable to our financial statements.

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments, became effective for us in Fiscal 1999. As we do not presently hold these instruments, the adoption of SFAS No. 133 is not applicable to our financial statements



ITEM 7.    FINANCIAL STATEMENTS

Table of Contents                                                         Page
-----------------                                                         ----

Report of Independent Accountants                                          F-1

Balance Sheets as of February 28, 1999 and 1998                            F-2

Statements of Operations for the years ended February 28, 1999, 1998
  and 1997                                                                 F-3

Statements of Shareholders' Equity for the years ended February 28, 1999,
  1998 and 1997                                                            F-4

Statements of Cash Flows for the years ended February 28, 1999, 1998
  and 1997                                                                 F-5

Notes to Financial Statements                                              F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of C-Phone Corporation:


In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of C-Phone Corporation (the "Company") at February 28, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Raleigh, North Carolina
April 15, 1999

                                         C-PHONE CORPORATION

                                           BALANCE SHEETS

                                     FEBRUARY 28, 1999 AND 1998

          ASSETS                                                            1999            1998
                                                                        ------------    ------------
Current assets:
  Cash and cash equivalents                                             $  4,602,752    $  4,200,231
  Accounts receivable, net of allowance for doubtful
    accounts of $181,347 and $173,227 at February
    28, 1999 and 1998, respectively                                          105,717         346,684
  Inventories                                                              1,177,522       1,641,528
  Prepaid expenses and other current assets                                  118,893          73,728
                                                                        ------------    ------------
          Total current assets                                             6,004,884       6,262,171

Property and equipment, net                                                  112,607         164,174

Other assets                                                                 136,503          42,686
                                                                        ------------    ------------

          Total assets                                                  $  6,253,994    $  6,469,031
                                                                        ============    ============

          LIABILITIES, PREFERRED STOCK AND
          SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $    306,302    $    796,019
  Accrued expenses                                                           393,070         295,647
                                                                        ------------    ------------
          Total current liabilities                                          699,372       1,091,666

Commitments and Contingencies (Notes 10 and 12)

Series A Convertible Preferred Stock, $1,000 stated amount;
   5,000 shares designated; 0 and 4,500 shares issued and outstanding
   at February 28, 1999 and 1998, respectively (Note 6)                           --       4,543,767

Shareholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized at
    February 28, 1999 and 1998, respectively; 7,978,605 and 5,348,234 shares issued and outstanding at  February 28, 1999 and 1998,
    respectively                                                              79,786          53,482
  Paid-in capital - common stock                                          28,601,398      18,038,006
  Paid-in capital - preferred stock                                               --       1,318,350
  Accumulated deficit                                                    (23,126,562)    (18,576,240)
                                                                        ------------    ------------
          Total shareholders' equity                                       5,554,622         833,598
                                                                        ------------    ------------

          Total liabilities, preferred stock and shareholders' equity   $  6,253,994    $  6,469,031
                                                                        ============    ============

                     The accompanying notes are an integral part of the financial statements.

                                                 F-2

                                     C-PHONE CORPORATION

                                  STATEMENTS OF OPERATIONS

                    FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997


                                                      1999           1998           1997
                                                   -----------    -----------    -----------
Net sales                                          $ 1,590,748    $ 1,818,663    $ 1,890,213
Other revenue                                           30,448         72,003        152,665
                                                   -----------    -----------    -----------

     Total revenue                                   1,621,196      1,890,666      2,042,878
                                                   -----------    -----------    -----------

Cost of goods sold                                   2,541,145      3,209,875      1,629,287
Cost of other revenue                                    9,750         22,506         81,079
                                                   -----------    -----------    -----------

     Total cost of revenue                           2,550,895      3,232,381      1,710,366
                                                   -----------    -----------    -----------

     Gross profit (loss)                              (929,699)    (1,341,715)       332,512
                                                   -----------    -----------    -----------

Operating expenses:
  Selling, general and administrative                3,000,128      3,816,806      2,454,337
  Research, development and engineering                814,366        973,210      1,016,293
                                                   -----------    -----------    -----------

     Total operating expenses                        3,814,494      4,790,016      3,470,630
                                                   -----------    -----------    -----------

     Operating loss                                 (4,744,193)    (6,131,731)    (3,138,118)

Interest expense                                            --           (447)        (2,511)
Interest income                                        265,468        157,350        132,405
                                                   -----------    -----------    -----------

     Net loss                                      $(4,478,725)   $(5,974,828)   $(3,008,224)
                                                   ===========    ===========    ===========

Per-share data:
     Basic and diluted net loss per common share   $     (0.63)   $     (1.49)   $     (0.69)
                                                   ===========    ===========    ===========

Weighted average number of common
  shares outstanding                                 7,183,078      5,202,608      4,347,968
                                                   ===========    ===========    ===========

          The accompanying notes are an integral part of the financial statements.

                                                        C-PHONE CORPORATION

                                                STATEMENTS OF SHAREHOLDERS' EQUITY

                                       FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997


                                        Common Stock                           Paid-In Capital                         Total
                                 --------------------------   Paid-In Capital    Preferred       Accumulated        Shareholders'
                                    Shares        Amount       Common Stock        Stock           Deficit             Equity
                                 -----------   ------------   ---------------  --------------- ---------------    ----------------
Balance, February 28, 1996         4,347,293   $     43,473   $    13,495,376  $        --     $    (7,840,613)   $      5,698,236

Exercise of employee stock
  options                              8,100             81            25,232                                               25,313
Expense of stock options
  granted to consultant                                                 9,600                                                9,600
Net loss                                                                                            (3,008,224)         (3,008,224)
                                 -----------   ------------   ---------------  --------------  ---------------    ----------------

Balance, February 28, 1997         4,355,393         43,554        13,530,208                      (10,848,837)          2,724,925

Exercise of employee stock
  options                             17,571            176            59,412                                               59,588
Expense of stock options
  granted to consultant                                                74,400                                               74,400
Stock issued to consultant             4,740             47            14,173                                               14,220
Issuance of common stock in
  March 1997 private placement       833,667          8,336         4,361,182                                            4,369,518
Issuance of common stock
  pursuant to contingent value
  rights issued in March 1997
  private placement                  136,863          1,369            (1,369)                                                  --
Issuance of preferred stock
  in December 1997 private
  placement                                                                          (390,458)                            (390,458)
To reflect beneficial conversion
  feature of preferred stock                                                        1,708,808       (1,708,808)                 --
Accretion of preferred stock                                                                           (43,767)            (43,767)
Net loss                                                                                            (5,974,828)         (5,974,828)
                                 -----------   ------------   ---------------  --------------  ---------------    ----------------

Balance, February 28, 1998         5,348,234         53,482        18,038,006       1,318,350      (18,576,240)            833,598

Exercise of stock options             57,749            578           304,359                                              304,937
Expense of stock options
  granted to consultant                                                12,800                                               12,800
Common stock issued upon
 exercise of warrants                585,000          5,850         4,332,395                                            4,338,245
Accretion of preferred stock                                                                           (71,597)            (71,597)
Common stock issued upon
  conversion of preferred stock    1,987,622         19,876         5,913,838      (1,318,350)                           4,615,364
Net loss                                                                                            (4,478,725)         (4,478,725)
                                 -----------   ------------   ---------------  --------------  ---------------    ----------------

Balance, February 28, 1999         7,978,605   $     79,786   $    28,601,398  $           --  $   (23,126,562)   $      5,554,622
                                 ===========   ============   ===============  ==============  ===============    ================


                             The accompanying notes are an integral part of the financial statements.

                                            C-PHONE CORPORATION

                                          STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997


                                                                    1999           1998            1997
                                                                 -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                                       $(4,478,725)   $(5,974,828)   $(3,008,224)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                  136,444        131,231        134,202
      Provision for inventory write-down and obsolescence            608,657        696,248         84,740
      Bad debt expense                                               165,760        178,773         90,831
      Compensation expense of stock options                           12,800         74,400          9,600
      Compensation expense of stock issued to consultant                  --         14,220             --
      Changes in operating assets and liabilities:
        Accounts receivable                                           75,207       (103,415)      (114,869)
        Inventories                                                 (144,651)      (995,845)      (365,175)
        Prepaid expenses and other current assets                    (45,165)         8,338         41,849
        Other assets                                                 (93,817)       111,560        (86,926)
        Accounts payable                                            (489,717)       208,142        298,515
        Accrued expenses                                              97,423        (30,291)       102,940
                                                                 -----------    -----------    -----------
          Net cash used in operating activities                   (4,155,784)    (5,681,467)    (2,812,517)
                                                                 -----------    -----------    -----------

Cash flows from investing activities:
  Equipment purchases                                                (84,877)       (43,492)       (77,867)
  Purchases of short-term investments                                     --             --     (1,647,371)
  Maturities of short-term investments                                    --             --      4,073,774
                                                                 -----------    -----------    -----------
          Net cash (used in) provided by investing activities        (84,877)       (43,492)     2,348,536
                                                                 -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                            304,937         59,588         25,313
  Proceeds from private placement of common stock, net                    --      4,369,518             --
  Proceeds from private placement of preferred stock, net                 --      4,109,542             --
  Proceeds from exercise of warrants, net                          4,338,245             --             --
  Payment of capital lease obligations                                    --        (11,507)       (16,103)
                                                                 -----------    -----------    -----------
          Net cash provided by financing activities                4,643,182      8,527,141          9,210
                                                                 -----------    -----------    -----------

          Net increase (decrease) in cash and cash equivalents       402,521      2,802,182       (454,771)

Cash and cash equivalents, beginning of year                       4,200,231      1,398,049      1,852,820
                                                                 -----------    -----------    -----------

Cash and cash equivalents, end of year                           $ 4,602,752    $ 4,200,231    $ 1,398,049
                                                                 ===========    ===========    ===========


                  The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------


1.   NATURE OF BUSINESS

     C-Phone Corporation (the "Company") was incorporated in the State of New York on March 28, 1986. The Company engineers, manufactures and markets video conferencing systems. The Company's stand-alone video conferencing system line consists of several models, some of which operate over either analog or digital phone lines and some of which operate only over analog phone lines. The Company's products are marketed primarily to business and special applications markets in the United States and internationally.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes all cash balances and highly liquid investments with a maturity of three months or less at the date of purchase.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of trade receivables and cash deposits.

     Significant customers and concentrations of credit risk are discussed in
     Note 11. As discussed in Note 3, the Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's financial instruments, which consist of cash and cash equivalents at February 28, 1999, 1998 and 1997, approximates the fair value because of the short maturities of these investments.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out "FIFO " basis) or market. Inventories are presented net of valuation allowances necessary to reduce inventories to their net realizable value.

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

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     INCOME TAXES

     The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". SFAS No. 109 requires that all deferred tax asset and liability balances be determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences consist primarily of net operating losses, depreciation, allowance for doubtful accounts receivable and inventory valuation reserves.

     REVENUE RECOGNITION

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

     RESEARCH AND DEVELOPMENT COSTS

     Research and development expenditures are charged to expense as incurred.

     PREFERRED STOCK

     In December 1997, the Company issued 4,500 shares (the "Preferred Shares" ) of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), with an initial stated value of $1,000 per share (which increased at the rate of 5% per annum) (such amount, as increased from time to time, the "Stated Value"). Each Preferred Share was convertible, from time to time, at the option of the holder, into such number of shares of Common Stock as was determined by dividing the Stated Value by the lesser of (x) $7.3575, and (y) 85% of the average of the closing bid price during such three consecutive trading day period selected by the holder during the 25-day trading period preceding the date of conversion. During the fiscal year ended February 28, 1999, all of the Preferred Shares were converted into 1,987,622 shares of Common Stock.
     See Note 6.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

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

     SEC regulations require that all issues of mandatorily redeemable stock be excluded from the shareholders' equity section of the balance sheet and be presented separately. One of the characteristics of a mandatorily redeemable stock is that it contains conditions for redemption which are not solely within the control of the issuer. The Preferred Stock was subject to redemption at the option of the holder if (a) the Company failed to maintain an effective registration statement with respect to the shares of Common Stock issuable upon exercise of the Preferred Shares, (b) the Preferred Shares ceased to be convertible due to the a limitation imposed by the rules of the Nasdaq Stock Market came into effect and the Company did not obtain shareholder approval to waive such limitation within 75 days after requested by the holders, or (c) the Company failed to maintain listing of the Common Stock on the Nasdaq National Market or other principal securities exchange. Since there was the possibility that the occurrence of an event outside the control of the Company could have caused redemption, the Preferred Stock was classified separately from shareholders' equity on the balance sheet. See Note 6.

     NET LOSS PER SHARE

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the years ended February 28, 1999 ("Fiscal 1999"), February 28, 1998 ("Fiscal 1998") and February 28, 1997 ('Fiscal 1997'), as they would be anti-dilutive. The accretion of the 5% annual increase in stated value of the Preferred Stock in the amount of $71,597 for Fiscal 1999 increased the net loss attributable to common shareholders from $4,478,725 to $4,550,322, thereby increasing the net loss per share for Fiscal 1999 from $0.62 to $0.63.

     The amortization of the beneficial conversion feature and the accretion of the 5% annual increase in stated value of the Preferred Stock in the total amount of $1,752,575 for Fiscal 1998 increased the net loss attributable to common shareholders from $5,974,828 to $7,727,403 thereby increasing the net loss per share for Fiscal 1998 from $1.15 to $1.49.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     ACCOUNTING FOR STOCK OPTIONS

     The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation cost has been recognized for options granted under the C-Phone Corporation Amended and Restated 1994 Stock Option Plan (the "Stock Option Plan") except for $12,800 for Fiscal 1999, $74,400 for Fiscal 1998 and $9,600 for Fiscal 1997 related to the fair value of services rendered in exchange for options granted to consultants. However, the Company has disclosed in Note 7 the pro forma impact on net loss had compensation cost been determined based on the fair value of the options at the grant date.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

     COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", which establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements, became effective for the Company in Fiscal 1999. SFAS No. 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The Company had no items of other comprehensive income or loss during Fiscal 1999, Fiscal 1998 or Fiscal 1997.

     SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements, became effective for the Company in Fiscal 1999. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not have a material impact on the Company's financial statements for Fiscal 1999, Fiscal 1998 or Fiscal 1997, as the Company operates in only one segment

     RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the Fiscal 1999 presentation.

3.   CASH AND CASH EQUIVALENTS

     The Company places a portion of its cash and cash equivalents with various financial institutions. At times, such cash and cash equivalents may be in excess of the FDIC insurance limits. At February 28, 1999 and 1998, the Company's cash equivalents consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. The aggregate fair value of these investments approximated the amortized cost at February 28, 1999 and 1998.

4.   INVENTORIES

     Inventories consist of the following at February 28, 1999 and 1998:


                                             1999                   1998
                                        --------------         -------------
     Raw materials                      $      382,789         $     881,095
     Work in process                           282,771               486,335
     Finished goods                            511,962               274,098
                                        --------------         -------------
                                        $    1,177,522         $   1,641,528
                                        ==============         =============

     The Company wrote down obsolete inventory in the amount of $276,520 in Fiscal 1999 and $475,824 in Fiscal 1998. Other inventory reserves were $621,736, $391,164 and and $170,740 at February 28, 1999, 1998 and 1997,
     respectively.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at February 28, 1999 and 1998:

                                             1999                   1998
                                        --------------         -------------

     Machinery and equipment            $      819,656         $     997,210
     Furniture and fixtures                     32,992                50,940
     Leasehold improvements                    101,782                82,032
                                        --------------         -------------
                                               954,430             1,130,182
     Less accumulated depreciation
       and amortization                        841,823               966,008
                                        --------------         -------------
                                        $      112,607         $     164,174
                                        ==============         =============

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

6.   SHAREHOLDERS' EQUITY

     (a) In connection with the Company's initial public offering in August 1994, the Company granted to the managing underwriter warrants (the "1994 Warrants") to purchase 200,000 shares of Common Stock at $8.40 per share. The 1994 Warrants were exercisable at any time until expiration on August 18, 1999. On May 13, 1998, the Company reduced the exercise price of the 1994 Warrants to $6.00 per share in consideration for (i) requiring payment of the exercise price for the 1994 Warrants to be made in cash (rather than upon surrender of 1994 Warrants) and (ii) changing the expiration date thereof from August 18, 1999 to May 21, 1998. On May 13, 1998, the closing sales price of the Common Stock was $9.75. The holders of the 1994 Warrants exercised all of the 1994 Warrants by May 15, 1998 and the Company received aggregate proceeds of $1,200,000 therefrom.

     (b) During Fiscal 1997, in conjunction with a one-year consulting agreement, the Company granted to a consultant a five-year option to purchase 25,000 shares of Common Stock at a price of $3.375 per share (the market price of the Common Stock on the date of grant). The agreement was extended during Fiscal 1998 for another year and the Company granted the consultant another five-year option to purchase 24,000 shares at a price of $5.95 per share. The agreement was terminated in May 1998 and options to purchase 10,000 shares of Common Stock under the option granted in Fiscal 1998 were forfeited pursuant to the terms of the option. The options were granted in partial payment for services to be rendered by the consultant under the agreement, which services the Company valued at $12,800 for Fiscal 1999, $38,400 for Fiscal 1998 and $9,600 for Fiscal 1997.


6.   SHAREHOLDERS' EQUITY (Continued)

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

     (c) During the week of March 31, 1997, the Company completed a private placement (the "March Placement"), through a placement agent, pursuant to which the Company issued an aggregate of 833,667 shares (the "Original Shares") of Common Stock to the participants (the "Investors") in the March Placement and received net proceeds of approximately $4,370,000 (after payment of fees and expenses of approximately $632,000). Accompanying each of the Original Shares was the right, under certain circumstances, to receive additional shares of Common Stock in accordance with the terms of a "contingent value right" (the "Rights"). The Rights, which expired June 25, 1998, were automatically exercised at the time, and from time to time, as the Original Shares were first publicly sold through a broker-dealer. The terms of the Rights provided that, upon the first such sale of any Original Shares at a price of less than $8.00 per share, the seller of the Original Shares would automatically receive, for each such Original Share sold, and without the payment of any additional consideration, such additional number of shares of Common Stock as equaled (i) $8.00 divided by the Adjusted Price, minus (ii) one; where the Adjusted Price equals the greater of (x) the average closing bid price per share of Common Stock on The Nasdaq National Market for the ten trading days immediately preceding the date of sale of the Original Shares, and (y) $2.00. All the Original Shares have been publicly resold and, pursuant to the terms of the Rights, 136,863 additional shares were issued as a result thereof. In connection with the March Placement, the Company issued to an affiliate of the placement agent warrants to acquire an aggregate of 150,000 shares of Common Stock at an exercise price of $9.60 per share, which warrants expired without being exercised.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

     (d) On December 19, 1997, the Company completed a private placement (the "December Placement") pursuant to which the Company issued an aggregate of (i) 4,500 shares (the "Preferred Shares" ) of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), par value $.01 per share, with an initial stated value of $1,000 per share (which increased at the rate of 5% per annum) (such amount, as increased from time to time, the "Stated Value"), (ii) warrants (the "Class A Warrants") to acquire up to 315,000 shares of Common Stock, and (iii) warrants (the "Class B Warrants") to acquire up to 135,000 shares of Common Stock. The Company received net proceeds of approximately $4,110,000 (after payment of fees (including finders fees) and related expenses of approximately $390,000). Each Preferred Share was convertible, from time to time, at the option of the holder, into such number of shares of Common Stock as was determined by dividing the Stated Value by the lesser of (x) $7.3575, and (y) 85% of the average of the closing bid price during such three consecutive trading day period selected by the holder during the 25-day trading period preceding the date of conversion. Any outstanding Preferred Shares on December 19, 1999 automatically would have been converted into Common Stock at the conversion price then in effect.

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


6.   SHAREHOLDERS' EQUITY (Continued)

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

          In connection with the December Placement, the Company paid a finder's fee of $295,000 and issued to an affiliate of the finder warrants (upon the same terms as the Class A Warrants) to acquire an aggregate of 185,000 shares of Common Stock. All of the issued Preferred Shares were converted into a total of 1,987,622 shares of Common Stock. See
          Note 2.

          The Class A Warrants expired on December 19, 1998, had an exercise price of $8.05 per share and were redeemable at the option of the Company at a price of $.01 per warrant if the closing price of the Common Stock had been greater than 130% of the exercise price of the Class A Warrants for 10 consecutive trading days. Prior to expiration, Class A Warrants to purchase 325,000 shares of Common Stock were exercised and the Company received aggregate proceeds of $2,616,250. The remaining Class A Warrants expired unexercised.

          The Class B Warrants expire on December 19, 2000, have an exercise price of $9.10 per share and are not redeemable. As of April 15, 1999, Class B Warrants to purchase 60,000 shares of Common Stock had been exercised and the Company received aggregate proceeds of $546,000.

     (e) On September 18, 1998, the Company entered into a Private Equity Credit Agreement (the "Equity Credit Agreement") with Sovereign Partners, L.P. ("Sovereign Partners"). Pursuant to the Equity Credit Agreement, Sovereign Partners has agreed to purchase up to $5 million of the Common Stock during the 18-month period commencing April 1, 1999. From time to time during the term of the Equity Credit Agreement, but no more frequently than once every 30 days, the Company can require

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

          Sovereign Partners to purchase between $500,000 and $1 million of the Common Stock. The purchase price for each share of Common Stock to be paid by Sovereign Partners will equal 85% of the average closing bid price of the Common Stock during the five trading days immediately preceding the day that the Company notifies Sovereign Partners of a purchase obligation.

          Sovereign Partners' obligation to purchase the Common Stock is subject to certain conditions, including: (i) the continued effectiveness of the registration statement under the Securities Act of 1933 covering the resale by Sovereign Partners of the Common Stock acquired under the Equity Credit Agreement, (ii) the average closing bid price of the Common Stock being at least $1.00 per share for the 20 trading days preceding the date of delivery to Sovereign Partners of the Company's notice of purchase; (iii) the continued trading of the Common Stock on The Nasdaq Stock Market and (iv) the number of shares to be sold to Sovereign Partners, when aggregated with all other shares of Common Stock then owned by Sovereign Partners Stock, not being more than 9.9% of the total Common Stock then outstanding.

          The Company may terminate the Equity Credit Agreement without any further obligation to Sovereign Partners at any time after the Company has sold it at least $1 million of the Common Stock. If the Company terminates the Equity Credit Agreement prior to such time, it must pay Sovereign Partners a penalty of up to $150,000.

6.   SHAREHOLDERS' EQUITY (Continued)

          Sovereign Partners has agreed not to engage in any short sales of the Common Stock, except that it may engage in short sales after it receives a purchase notice from the Company, but only for the number of shares of Common Stock covered by the Company's purchase notice.

          Under a related registration rights agreement, the Company has agreed to file and maintain effectiveness of a registration statement under the Securities Act of 1933 for the resale by Sovereign Partners of the shares of Common Stock it purchases under the Equity Credit Agreement. If the Company fails to maintain effectiveness of the registration statement, Sovereign Partners may require the Company to pay a penalty equal to 1% of the purchase price of the Common Stock then held by it for each 30-day period that the registration statement is not effective.

          In connection with the Agreement, the Company issued to Cardinal Capital Management, Inc. ("CCM"), as finder, a two-year warrant (the "Warrant") to purchase 100,000 shares of Common Stock at an exercise price of $8.00 per share. If the closing sales price of the Common Stock exceeds $10.00 for five consecutive trading days, the Company may give CCM a notice of intention to redeem the Warrant. If CCM does not exercise the Warrant prior to the redemption date specified in the redemption notice, the Company may redeem the Warrant for $1,000. The shares of Common Stock issuable upon exercise of the Warrant have not been registered for sale under the Securities Act of 1933. The Company also paid CCM a cash fee of $30,000 and has agreed to pay CCM an additional cash fee equal to 6% of the dollar amount of any sales of Common Stock to Sovereign Partners under the Equity Credit Agreement, with the initial $30,000 payment to be credited against such fee.

7.   STOCK OPTION PLAN

     The Stock Option Plan provides for the grant of options to officers, directors, employees and consultants. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. Options generally vest over a period of three years. The maximum term of an option is ten years. The Stock Option Plan will terminate in August 2004, though options granted prior to termination may expire after that date. The Stock Option Plan was amended by the Board of Directors on December 2, 1998, to increase the maximum number of shares of Common Stock with respect to which options may be granted under the Stock Option Plan from 500,000 to 875,000. This amendment is subject to approval by shareholders at the next annual meeting of shareholders.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

     Had compensation cost for the Stock Option Plan been determined based on the fair value at the grant dates for awards under the Stock Option Plan, excluding the grants to consultants discussed in Note 6, consistent with the method of SFAS No. 123 (see Note 2), the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                          Fiscal 1999           Fiscal 1998            Fiscal 1997
                                      -------------------    ------------------    ------------------
                                         As        Pro          As        Pro         As        Pro
                                      Reported    Forma      Reported    Forma     Reported    Forma
                                      --------  ---------    --------    ------    --------    ------
     Net loss (in thousands)          $  4,479  $   4,787     $5,975     $6,247     $3,008     $3,108
     Net loss per share               $   0.63  $    0.68     $ 1.49     $ 1.54     $ 0.69     $ 0.71

7.   STOCK OPTION PLAN (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants.


                                    1999              1998            1997
                                    ----              ----            -----
     Dividend yield                    0%                0%               0%
     Expected volatility            83.5%             81.4%           138.8%
     Risk-free interest rate        4.93%             6.25%            6.25%
     Expected lives, in years          5                 5                5

     The weighted average fair value of options granted during Fiscal 1999, Fiscal 1998 and Fiscal 1997 was $2.03, $4.16 and $2.85 per share, respectively.

     A summary of the status of the Stock Option Plan at February 28, 1999, 1998 and 1997 and the changes during the years then ended is presented below:


                                                     1999                     1998                  1997
                                             ---------------------   ---------------------- ---------------------
                                                          Weighted                Weighted               Weighted
                                               Shares     Average      Shares     Average     Shares     Average
                                             Underlying   Exercise   Underlying   Exercise  Underlying   Exercise
                                              Options      Price       Options      Price     Options     Price
                                             ----------   --------   ----------   --------- ----------   --------
     Outstanding at beginning of year           337,727    $6.07        275,200      $4.66     116,500     $7.34
     Granted                                    167,150    $2.92        134,650      $8.11     189,150     $3.18
     Exercised                                  (57,749)   $5.21        (17,571)     $3.39      (8,100)    $3.13
     Forfeited                                  (39,851)   $6.89        (54,552)     $4.86     (22,350)    $6.39
                                             ----------              ----------             ----------
     Outstanding at end of year                 407,277    $4.67        337,727      $6.07     275,200     $4.66
                                             ==========              ==========             ==========
     Exercisable at end of year                 203,844    $5.81        188,401      $5.47      85,967     $6.01
                                             ==========              ==========             ==========

     The following table summarizes information about stock options under the Stock Option Plan at February 28, 1999:


                                      Options Outstanding                            Options Exercisable
                      ----------------------------------------------------   -----------------------------------
                                              Weighted
                                         Average Remaining     Weighted                             Weighted
     Range of              Number           Contractual        Average            Number             Average
  Exercise Price         Outstanding            Life        Exercise Price      Exercisable       Exercise Price
-------------------   -----------------  ------------------ --------------   -----------------   ---------------
   $2.68 - $3.38                227,867         4.10            $ 2.95             70,443            $ 3.16
   $4.38 - $4.50                 13,500         7.20            $ 4.44                 --                --
   $5.95 - $6.91                 32,517         4.65            $ 6.30             27,183            $ 6.19
   $7.00 - $7.50                 92,810         1.66            $ 7.29             92,476            $ 7.29
       $8.38                     35,583         3.71            $ 8.38             12,076            $ 8.38
      $10.38                      5,000         3.19            $10.38              1,666            $10.38
                                407,277                                           203,844
                      =================                                      ============


                              C-PHONE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                              --------------------


8.   RELATED PARTY TRANSACTIONS

     The Company leases its office, manufacturing and warehouse space from two of its executive officers who also are directors of the Company. See Note 10.

9.   OBLIGATIONS UNDER CAPITAL LEASES

     The Company leased certain manufacturing equipment during Fiscal 1997. The lease provided for monthly payments of $1,506 and for the Company to purchase the equipment for a nominal cost at the end of the lease. The lease term ended during Fiscal 1997 and the Company purchased the equipment which was fully depreciated at that time.

10.  COMMITMENTS

     The Company leases office, manufacturing and warehouse space, totaling approximately 14,420 square feet, from two of its executive officers who also are directors of the Company. The lease currently expires on April 30, 2002 with monthly rental payments of $6,280; subject to increase on May 1, 2000. Under the lease, the Company is required to pay all real estate taxes and maintenance costs, and maintain property and liability insurance on the leased property.

     The future minimum aggregate lease payments under this operating lease are as follows at February 28, 1999:


     Fiscal year ending February 28,
     -------------------------------
        2000                                                      $      75,360
        2001                                                             75,360
        2002                                                             75,360
        2003                                                             12,560
                                                                  -------------
                                                                  $     238,640
                                                                  =============

     Rent expense was $75,360, $75,360 and $72,800 in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.


11.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company monitors the granting of credit to all its customers and, generally, no collateral is required. In each of Fiscal 1999 and Fiscal 1997, there were net revenues from two major customers that exceeded 10% of total net revenues. For Fiscal 1998, the Company did not have any revenues from any single customer that exceeded 10% of total net revenues. Net revenues from these major customers were as follows:

                              1999                1998                 1997
                           -----------         -----------         -----------
        Customer A         $   261,328         $     1,100         $        --
        Customer B             170,658              71,991                  --
        Customer C                  --                  --             291,710
        Customer D                  --                  --             211,224
                           -----------         -----------         -----------
                           $   431,986         $    73,091         $   502,934
                           ===========         ===========         ===========

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------


11.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK (Continued)

     Accounts receivable from these customers were as follows at February 28, 1999 and 1998:


                                                    1999               1998
                                                 ----------         ---------

        Customer A                               $    3,860         $      --
        Customer B                                    4,208                --
                                                 ----------         ---------
                                                 $    8,068         $      --
                                                 ==========         =========


     The Company had net revenues from customers located outside of the United States of $812,203, $314,000 and $308,000 during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. All of the Company's foreign sales are denominated in U.S. dollars and generally are made either on a prepaid basis or against letters of credit.

12.  CONTINGENCIES

     An action by the former owner of the "C-Phone" trademark" seeking to cancel the Company's registration of the "C-Phone" trademark is pending before the U.S. Patent and Trademark Office's Trial and Appeals Board. If the Company is unable to satisfactorily resolve this matter with the former owner or it is not successful in the current Patent and Trademark Office proceeding, it may need to change the identifying name on some of its products. In addition, the Company may determine that it is appropriate to change its corporate name. The Company also may be subject to damages, if it can be shown that it had infringed the former owner's common law rights.

     The Company also is involved in various legal proceedings which are incidental to the conduct of its business. Although the final resolution of these matters cannot be determined, it is management's opinion that the final outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

13.  INCOME TAXES

     The significant components of the deferred tax were as follows at February 28, 1999 and 1998:


                                                           1999            1998
                                                       -------------   ------------
        Net operating loss carryforwards               $   7,518,939   $  5,926,262
        Alternative minimum tax credit carryforwards           5,924          5,924
        Allowance for doubtful accounts                       83,927        164,782
        Research and development tax credit                  201,211        135,529
        Inventory reserve                                    602,593        404,663
        Fixed assets                                          67,732         37,734
        Other                                                 31,708         45,735
                                                       -------------   ------------
        Deferred tax assets                                8,512,034      6,720,629
        Valuation allowance                               (8,512,034)    (6,720,629)
                                                       -------------   ------------
                 Net deferred tax assets               $          --   $         --
                                                       =============   ============

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

13.  INCOME TAXES (Continued)

     The Company provides a valuation allowance for deferred tax assets that are not expected to be realized. Due to the recent net losses incurred by the Company, a valuation allowance has been established for all deferred tax assets.

     Reconciliation of differences between the statutory U.S. Federal income tax rate and the Company's effective tax rate are as follows:


                                                  1999       1998       1997
                                                --------   --------  ---------

     Federal statutory income tax rate               (34)%      (34)%      (34)%
     State income taxes, net of federal benefit       (5)        (5)        (5)
     Valuation allowance increase                     39         39         39
                                                --------   --------  ---------
                                                       0%         0%         0%
                                                ========   ========  =========

     The Company's net operating loss carryforwards for Federal tax purposes as of February 28, 1999 are estimated to be $19,189,000 and expire in 2009 through 2014. The Federal net operating loss carryforward may be subject to limitation under the rules regarding changes in stock ownership as determined under the Internal Revenue Code. The Company's net operating loss carryforwards for state tax purposes as of February 28, 1999 are estimated to be $19,448,000 and expire in 2002 through 2014.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     PricewaterhouseCoopers LLP, independent accountants, is, and for more than our last two fiscal years has been, our independent auditors. Since the beginning of this two fiscal year period, (a) PricewaterhouseCoopers LLP has not expressed reliance, in its audit report, on the audit services of any other accounting firm, and (b) there have been no reported disagreements between PricewaterhouseCoopers LLP and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item 9 is incorporated by reference from our definitive proxy statement which we will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act on or before June 29, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this Item 10 is incorporated by reference from our definitive proxy statement which we will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act on or before June 29, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 11 is incorporated by reference from our definitive proxy statement which we will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act on or before June 29, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 9 is incorporated by reference from our definitive proxy statement which we will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act on or before June 29, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

         3.   Articles of incorporation and by-laws.

              3(i)(a) Restated Certificate of Incorporation, as filed with the
                      Secretary of State of the State of New York on February 24, 1994(1)

                  (b) Certificate of Amendment to Certificate of Incorporation,
                      as filed with the Secretary of State of the State of New York on August 9, 1996(2)

                  (c) Certificate of Amendment to Certificate of Incorporation,
                      as filed with the Secretary of State of the State of New York on August 12, 1997(3)

                  (d) Certificate of Amendment to Certificate of Incorporation,
                      as filed with the Secretary of State of the State of New York on December 18, 1997(4)

              3(ii)   By-laws, as currently in effect(1)

     4. Instruments defining the rights of security holders, including indentures.

              4.1 Form of certificate representing shares of the Common Stock(5)

              4.2 Form of Class A Warrant, dated December 19, 1997, of C-Phone
                  Corporation(4)

              4.3 Form of Class B Warrant, dated December 19, 1997, of C-Phone
                  Corporation(4)

              4.4 Common Stock Purchase Warrant, dated as of September 18, 1998, of C-Phone Corporation issued to Cardinal Capital Management, Inc.(6)

      9.      Voting trust agreement and amendments - None.

     10.      Material contracts.

              10.1    (a)  Lease, dated May 1, 1993, between C-Phone
                           Corporation and Daniel Flohr and Tina Jacobs(1)

                      (b) Addendum, dated as of May 1, 1996, to Indenture of Lease, between C-Phone Corporation and Daniel Flohr and Tina Jacobs(7)

                      (c) Addendum, dated as of May 1, 1999, to Indenture of Lease, between C-Phone Corporation and Daniel Flohr and Tina Jacobs

              10.2    (a)  Employment Agreement, dated as of March 1, 1994,
                           between C-Phone Corporation and Daniel Flohr, as amended(8)

                      (b) Amendment No. 2 to Employment Agreement, dated as of March 1, 1996, between C-Phone Corporation and Daniel Flohr(7)

              10.3    (a)  Employment Agreement, dated as of March 1, 1994,
                           between C-Phone Corporation and Tina Jacobs, as amended(8)

                      (b) Amendment No. 2 to Employment Agreement, dated as of March 1, 1996, between C-Phone Corporation and Tina Jacobs(7)

              10.4 Employment Agreement, dated as of September 15, 1998, between C-Phone Corporation and James Jarvis

              10.5 Employment Agreement, dated as of December 3, 1998, between C-Phone Corporation and Stuart Ross

              10.6 C-Phone Corporation Amended and Restated 1994 Stock Option Plan and form of Option Agreement(7)


              10.7    (a)  Form of Securities Purchase Agreement, dated as
                           of December 17, 1997, between C-Phone Corporation and each purchaser party thereto(4)

                      (b) Form of Registration Rights Agreement, dated December 19, 1997, between C-Phone Corporation and each purchaser party thereto(4)

              10.8    (a)  Private Equity Credit Agreement, dated as of
                           September 18, 1998, between C-Phone Corporation and Sovereign Partners, L.P.(6)

                      (b) Registration Rights Agreement, dated as of September 18, 1998, between C-Phone Corporation and Sovereign Partners, L.P.(6)

  11. Statement re computation of per share earnings - Not required since this computation can be clearly determined from the material contained in this report on Form 10-KSB.

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

  23.    Consent of experts and counsel

         23.1     Consent of PricewaterhouseCoopers LLP

  24.    Power of attorney - Not applicable.

  27.    Financial Data Schedule

  28. Information from reports furnished to state regulatory authorities - Not applicable.

  99.    Additional Exhibits -  Not applicable.

--------------------

     (1) Incorporated by reference to an Exhibit filed as part of our Registration Statement on Form S-1 (the "S-1 Registration Statement") (Registration No. 33-80280), filed on June 14, 1994.

     (2) Incorporated by reference to an Exhibit filed as part of our Quarterly Report on Form 10-QSB for the fiscal quarter ended August 30, 1996.

     (3) Incorporated by reference to an Exhibit filed as part of our Quarterly Report on Form 10-QSB for the fiscal quarter ended August 30, 1997.

     (4) Incorporated by reference to an Exhibit filed as part of our Current Report on Form 8-K, dated December 31, 1997.

     (5) Incorporated by reference to an Exhibit filed as part of Amendment No. 2 to our Registration Statement on Form S-1 (Registration No. 33-80280), filed on August 11, 1994.

     (6) Incorporated by reference to an Exhibit filed as part of our Current Report on Form 8-K, dated September 24, 1998.

     (7) Incorporated by reference to an Exhibit filed as part of our Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996.

     (8) Incorporated by reference to an Exhibit filed as part of Amendment No. 1 to our Registration Statement on Form S-1 (Registration No. 33-80280), filed on July 21, 1994.

(b) Reports on Form 8-K. We did not file a Current Report on Form 8-K during the quarter ended February 28, 1999.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 26, 1999

                      C-PHONE CORPORATION


                      By: /s/ DANIEL P. FLOHR
                          ----------------------------------------------------
                              Daniel P. Flohr, President and
                              Chief Executive Officer


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:
May 26, 1999               /s/ DANIEL P. FLOHR
                          ----------------------------------------------------
                               Daniel P. Flohr
                               President, Chief Executive Officer and Director (Principal Executive Officer)

May 26, 1999               /s/ TINA L. JACOBS
                          ----------------------------------------------------
                               Tina L. Jacobs
                               Director

May 26, 1999               /s/ SEYMOUR L. GARTENBERG
                          ----------------------------------------------------
                               Seymour L. Gartenberg
                               Director

May 26, 1999               /s/ E. HENRY MIZE
                          ----------------------------------------------------
                               E. Henry Mize
                               Director

May 26, 1999               /s/ DONALD S. MCCOY
                          ----------------------------------------------------
                               Donald S. McCoy
                               Director

May 26, 1999               /s/ STUART E. ROSS
                          ----------------------------------------------------
                               Stuart E. Ross
                               Director

May 26, 1999               /s/ PAUL H. ALBRITTON
                          ----------------------------------------------------
                               Paul H. Albritton
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


10.1(c) Addendum, dated as of May 1, 1999, to Indenture of Lease, between C-Phone Corporation and Daniel Flohr and Tina Jacobs

10.9 Employment Agreement, dated as of September 15, 1998, between C-Phone Corporation and James Jarvis

10.10 Employment Agreement, dated as of December 3, 1998, between C-Phone Corporation and Stuart Ross

23.1              Consent of PricewaterhouseCoopers LLP

27                Financial Data Schedule