Form 10QSB
period 1999-05-31
C-PHONE CORP
filed 1999-07-15
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                        Commission file number: 0-24426


                               C-PHONE CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         NEW YORK                                     06-1170506
-------------------------------                   -------------------
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

              7,978,605 shares of common stock as of JULY 14,1999.
                                                     ------------

Transitional Small Business Disclosure Form      Yes [ ]        No   [X]

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of May 31, 1999 (unaudited)
             and February 28, 1999                                           3

             Statements of Operations for the three
             months ended May 31, 1999 and 1998 (unaudited)                  4

             Statements of Cash Flows for the three months
             ended May 31, 1999 and 1998 (unaudited)                         5

             Notes to Unaudited Financial Statements                         6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       9


PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               15


SIGNATURES                                                                  16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                          C-PHONE CORPORATION
                                            BALANCE SHEETS

                                                                      May 31, 1999  February 28, 1999
                                                                      ------------  -----------------
         ASSETS                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                           $  3,600,609    $  4,602,752
  Accounts receivable, net of allowance for doubtful
    accounts of $90,305 at May 31, 1999 (unaudited) and $181,347 at        305,195         105,717
    February 28, 1999

  Inventories                                                            1,124,111       1,177,522

  Prepaid expenses and other current assets                                104,273         118,893
                                                                      ------------    ------------
          Total current assets                                           5,134,188       6,004,884
Property and equipment, net                                                 97,973         112,607

Other assets                                                               152,611         136,503
                                                                      ------------    ------------
          Total assets                                                $  5,384,772    $  6,253,994
                                                                      ============    ============


          LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

  Accounts payable, trade                                             $    487,365    $    306,302

  Accrued expenses                                                         329,114         393,070
                                                                      ------------    ------------
          Total current liabilities                                        816,479         699,372

Shareholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized;
    7,978,605 shares issued and outstanding at                              79,786          79,786
    May 31, 1999 (unaudited) and February 28, 1999
  Paid-in capital                                                       28,601,398      28,601,398
  Accumulated deficit                                                  (24,112,891)    (23,126,562)
                                                                      ------------    ------------
          Total shareholders' equity                                     4,568,293       5,554,622
                                                                      ------------    ------------
          Total liabilities and shareholders' equity                  $  5,384,772    $  6,253,994
                                                                      ============    ============


    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Three Months Ended May 31,
                                                       --------------------------
                                                          1999            1998
                                                       -----------    -----------
Net sales                                              $   385,870    $   339,150
Other revenue                                                   --         16,388
                                                       -----------    -----------

     Total revenue                                         385,870        355,538
                                                       -----------    -----------

Cost of goods sold                                         377,851        508,073
Cost of other revenue                                           --          8,202
                                                       -----------    -----------

     Total cost of revenue                                 377,851        516,275
                                                       -----------    -----------

     Gross profit (loss)                                     8,019       (160,737)
                                                       -----------    -----------

Operating expenses:
  Selling, general and administrative                      845,258        725,584
  Research, development and engineering                    191,778        209,067
                                                       -----------    -----------

     Total operating expenses                            1,037,036        934,651
                                                       -----------    -----------

     Operating loss                                     (1,029,017)    (1,095,388)


Interest expense                                                --             --
Interest income                                             42,688         52,743
                                                       -----------    -----------

     Net loss                                          $  (986,329)   $(1,042,645)
                                                       ===========    ===========

Per-share data:

     Basic and diluted net loss per common share       $     (0.12)   $     (0.19)
                                                       ===========    ===========

Weighted average number of common shares outstanding     7,978,605      5,807,623
                                                       ===========    ===========

    The accompanying notes are an integral part of the financial statements.


                                            C-PHONE CORPORATION
                                          STATEMENTS OF CASH FLOWS
                                                (unaudited)

                                                                                Three Months Ended May 31,
                                                                                --------------------------
                                                                                   1999           1998
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss                                                                      $  (986,329)   $(1,042,645)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  27,999         32,926
      Bad debt expense                                                                1,843         79,681
      Compensation expense of stock options                                              --          9,600
      Changes in operating assets and liabilities:
        Accounts receivable                                                        (201,321)        (3,611)
        Inventories                                                                  53,411       (283,310)
        Prepaid expenses and other current assets                                    14,620         (6,839)
        Other assets                                                                (16,108)        11,212
        Accounts payable                                                            181,063       (234,240)
        Accrued expenses                                                            (63,956)       (45,325)
                                                                                -----------    -----------
          Net cash used in operating activities                                    (988,778)    (1,482,551)
                                                                                -----------    -----------


Cash flows from investing activities:
  Equipment purchases                                                               (13,365)        (6,591)
                                                                                -----------    -----------
          Net cash used in investing activities                                     (13,365)        (6,591)
                                                                                -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                --        304,937
  Proceeds from exercise of warrants, net                                                --      4,350,945
                                                                                -----------    -----------
          Net cash provided by financing activities                                      --      4,655,882
                                                                                -----------    -----------

          Net increase (decrease) in cash and cash equivalents                   (1,002,143)     3,166,740
                                                                                -----------    -----------

Cash and cash equivalents, beginning of period                                    4,602,752      4,200,231
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $ 3,600,609    $ 7,366,971
                                                                                ===========    ===========


                  The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  MAY 31, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of C-Phone Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth therein. Operating results for the three-month period ended May 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

2.   STOCK OPTIONS

     As of May 31, 1999, options for 438,674 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), were outstanding under the Company's 1994 Stock Option Plan (the "Plan") (122,734 of which are non-qualified options exercisable at prices ranging from $3.00 to $7.00 per share, depending upon the date of grant, and 315,940 of which are incentive stock options exercisable at prices ranging from $2.6875 to $10.375 per share, depending upon the date of the grant). As of May 31, 1999, 83,420 shares of Common Stock had been issued upon exercise of options granted under the Plan. On December 2, 1998, the Board of Directors of the Company, subject to shareholder approval, amended the Plan to increase the number of shares of Common Stock authorized for issuance upon exercise of options granted under the Plan from 500,000 shares to 875,000 shares. If the amendment to the Plan is approved, 352,906 shares of Common Stock will be available for the grant of future options. If the amendment to the Plan is not approved, options to purchase approximately 22,000 shares of Common Stock, which were granted subject to shareholder approval, will be canceled and, in the absence of forfeitures, the Company will not have any shares of Common Stock available for the grant of future options under the Plan. Due to vesting provisions included in the options, only options representing 207,177 shares of Common Stock were exercisable as of May 31, 1999. The following table summarizes certain information with respect to exercisable options:

                                                    Number of
                 Range of                            Options
              Exercise Price                       Exercisable
              --------------                       -----------
               $2.69 - $3.38                         70,443
               $5.95 - $6.91                         28,849
               $7.00 - $7.50                         92,810
              $8.38 - $10.38                         15,075
                                                   --------
                                                    207,177

3.   STOCKHOLDERS EQUITY AND WARRANTS

     (a) On December 19, 1997, the Company completed a private placement (the "December Placement") pursuant to which the Company issued an aggregate of (i) 4,500 shares (the "Preferred Shares" ) of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), par value $.01 per share, with an initial stated value of $1,000 per share (which increased at the rate of 5% per annum) (such amount, as increased from time to time, the "Stated Value"), (ii) warrants (the "Class A Warrants") to acquire up to 315,000 shares of Common Stock, and (iii) warrants (the "Class B Warrants") to acquire

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  MAY 31, 1999

          up to 135,000 shares of Common Stock. In connection with the December Placement, the Company issued to an affiliate of the finder warrants (upon the same terms as the Class A Warrants) to acquire an aggregate of 185,000 shares of Common Stock. During May 31, 1998, Class A Warrants (including the warrants issued to the finder) to purchase 325,000 shares of Common Stock at $8.05 per share and Class B Warrants to purchase 60,000 shares of Common Stock at $9.10 per share were exercised. In addition, on May 13, 1998, the Company reduced the exercise price of the warrants to purchase 200,000 shares of Common Stock issued in its 1994 initial public offering (the "1994 Warrants") from $8.40 to $6.00 per share in consideration for (i) requiring payment of the exercise price for the 1994 Warrants to be made in cash (rather than upon surrender for 1994 Warrants) and (ii) changing the expiration date thereof from August 18, 1999 to May 21, 1998. On May 13, 1998, the closing sale price of the Common Stock was $9.75. The holders of the 1994 Warrants exercised all of the 1994 warrants by May 15, 1998. As a result of these warrant exercises in May 1998, the Company received net proceeds of $4,350,945. The remaining Class A Warrants expired unexercised on December 19, 1998. The Class B Warrants expire on December 19, 2000.

     (b) On September 18, 1998, the Company entered into a Private Equity Credit Agreement (the "Equity Credit Agreement") with Sovereign Partners, L.P. ("Sovereign Partners"). Pursuant to the Equity Credit Agreement, Sovereign Partners has agreed to purchase up to $5 million of the Common Stock during the 18-month period commencing April 1, 1999. From time to time during the term of the Equity Credit Agreement, but no more frequently than once every 30 days, the Company can require Sovereign Partners to purchase between $500,000 and $1 million of the Common Stock. The purchase price for each share of Common Stock to be paid by Sovereign Partners will equal 85% of the average closing bid price of the Common Stock during the five trading days immediately preceding the day that the Company notifies Sovereign Partners of a purchase obligation.

          Sovereign Partners' obligation to purchase the Common Stock is subject to certain conditions, including: (i) the continued effectiveness of the registration statement under the Securities Act of 1933 (the "Securities Act") covering the resale by Sovereign Partners of the Common Stock acquired under the Equity Credit Agreement, (ii) the average closing bid price of the Common Stock being at least $1.00 per share for the 20 trading days preceding the date of delivery to Sovereign Partners of the Company's notice of purchase; (iii) the continued trading of the Common Stock on The Nasdaq Stock Market and
          (iv) the number of shares to be sold to Sovereign Partners, when aggregated with all other shares of Common Stock then owned by Sovereign Partners Stock, not being more than 9.9% of the total Common Stock then outstanding.

          The Company may terminate the Equity Credit Agreement without any further obligation to Sovereign Partners; provided, that, if the Equity Credit Agreement expires or is terminated by the Company prior to the sale of at least $1 million of Common Stock, the Company must pay Sovereign Partners a penalty of up to $150,000. As of May 31, 1999, the Company had not sold Sovereign Partners any shares of Common Stock under the Equity Credit Agreement.

          Sovereign Partners has agreed not to engage in any short sales of the Common Stock, except that it may engage in short sales after it receives a purchase notice from the Company, but only for the number of shares of Common Stock covered by the Company's purchase notice.

          Under a related registration rights agreement, the Company has agreed to file and maintain effectiveness of a registration statement under the Securities Act for the resale by Sovereign Partners of the shares of Common Stock it purchases under the Equity Credit Agreement. If the Company fails to maintain effectiveness of the registration statement, Sovereign Partners may require the Company to pay a penalty equal to 1% of the purchase price of the Common Stock then held by it for each 30-day period that the registration statement is not effective.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  MAY 31, 1999

          In connection with the Agreement, the Company issued to Cardinal Capital Management, Inc. ("CCM"), as finder, a two-year warrant (the "Warrant") to purchase 100,000 shares of Common Stock at an exercise price of $8.00 per share. If the closing sales price of the Common Stock exceeds $10.00 for five consecutive trading days, the Company may give CCM a notice of intention to redeem the Warrant. If CCM does not exercise the Warrant prior to the redemption date specified in the redemption notice, the Company may redeem the Warrant for $1,000. The shares of Common Stock issuable upon exercise of the Warrant have not been registered for sale under the Securities Act. The Company also paid CCM a cash fee of $30,000 and has agreed to pay CCM an additional cash fee equal to 6% of the dollar amount of any sales of Common Stock to Sovereign Partners under the Equity Credit Agreement, with the initial $30,000 payment to be credited against such fee.

4.   NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which established new standards for computation of earnings per share. SFAS No. 128 requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the three months ended May 31, 1999 or 1998 as they would be anti-dilutive. The accretion of the 5% annual increase in stated value of the Preferred Stock in the amount of $45,878 for the three months ended May 31, 1998 increased the net loss attributable to common shareholders to $1,088,523 for the purposes of the calculation of net loss per share for the three months ended May 31, 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

           We are engaged in the engineering, manufacturing and marketing of video conferencing systems. Our products are designed to operate primarily over either a regular, analog phone line or ISDN, a type of digital phone line. Our products connect to a standard television set and are available in configurations for the U.S. market as well as most international markets.

           We presently distribute our products primarily to the business market and for special applications such as health care and security services. We sell our products primarily to resellers and system integrators.

           We have incurred significant losses during each of our last three fiscal years. Until market acceptance of our products is established, which we cannot assure you will occur, we expect to continue to incur significant losses due to our current and anticipated level of expenditures.

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

           The Class B Warrants have an exercise price of $9.10 per share, subject to adjustment under certain circumstances, including upon the issuance of shares of our common stock, or securities convertible or exchangeable into shares of our common stock, at less than 80% of the then market price. These warrants expire on December 19, 2000 and are not redeemable. As of July 14, 1999, Class B Warrants to purchase 60,000 shares of our common stock had been exercised and we had received aggregate proceeds of $546,000.

           The Class A Warrants expired on December 19, 1998. Prior to this date, Class A Warrants to purchase 325,000 shares of our common stock were exercised at $8.05 per share, including the warrant issued to the finder. We received aggregate proceeds of $2,616,250 from the exercise of these warrants during the first quarter of Fiscal 1999. The remaining Class A Warrants expired unexercised.

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

           AGREEMENT WITH SOVEREIGN PARTNERS. On September 18, 1998, we entered into a private equity credit agreement with Sovereign Partners, L.P. Pursuant to the agreement, Sovereign Partners has agreed to purchase our common stock during the 18-month period that began on April 1, 1999. From time to time during the term of the agreement, but no more frequently than once every 30 days, we can require Sovereign Partners to purchase between $500,000 and $1,000,000 of our common stock until all these purchases total $5,000,000. The purchase price for each share will equal 85% of the average closing bid price of our common stock during the five trading days immediately preceding the day we notify Sovereign Partners of a purchase obligation.

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

o A current prospectus must then be available to permit Sovereign Partners to publicly resell the shares of common stock that it acquires from us under the agreement.

           We may terminate the agreement without any further obligation to Sovereign Partners; provided, that, If the agreement expires or is terminated by us prior to the time we have sold Sovereign Partners at least $1,000,000 of common stock, we must pay Sovereign Partners a penalty of up to $150,000, depending upon the amount of the shortfall. As of July 14, 1999, we had not sold Sovereign Partners any shares of our common stock under the agreement. Sovereign Partners has agreed not to engage in any short sales of our common stock, except that it may engage in short sales after it receives a purchase notice from us, but only for the number of shares of common stock covered by our purchase notice.

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

RESULTS OF OPERATIONS

FISCAL  QUARTER  ENDED MAY 31, 1999 AS COMPARED TO FISCAL  QUARTER ENDED MAY 31,
1998

           REVENUES. Net sales increased 14% to $385,870 in the first quarter of Fiscal 2000 from $339,150 in the first quarter of Fiscal 1999. This increase reflects our change in marketing emphasis to the business and special applications markets. These markets require higher priced products with more features and functionality than the consumer retail market. During the first quarter of Fiscal 1999, we had other revenue of $16,388, which consisted primarily of installation and telecommunication service fees. We had no other revenue during the first quarter of Fiscal 2000. As a result of the foregoing, our total revenues increased 9% to $385,870 in the first quarter of Fiscal 2000 as compared to $355,538 in the first quarter of Fiscal 1999.

           COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs, such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventories to net realizable value. Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to this revenue. Cost of goods sold decreased 26% to $377,851, or 98% of net sales, in the first quarter of Fiscal 2000 from $508,073, or 150% of net sales, in the first quarter of Fiscal 1999. The high percentage of cost of goods sold to sales in the first quarter was primarily the result of low production volumes. The decrease in cost of goods sold was primarily the result of our decision to more heavily rely on contract manufacturers to manufacture and assemble most of our products beginning in the first quarter of Fiscal 2000. This decision has produced a decrease in the overall costs for our products including substantial decreases in manufacturing inventory variances, which variances had been due to low production volume and provisions for obsolete inventory. Cost of other revenue in the first quarter of Fiscal 1999 was $8,202, or 50% of related revenue.

           GROSS PROFIT (LOSS). Our gross profit was $8,019, or 2% of revenues, in the first quarter of Fiscal 2000, as compared to a gross loss of $160,737 in the first quarter of Fiscal 1999. The low gross profit for the first quarter of Fiscal 2000 and the gross loss for the first quarter of Fiscal 1999 were primarily the result of the low sales volume and related high cost of goods sold discussed above.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 16% to $845,258, or 219% of revenues, in the first quarter of Fiscal 2000 from $725,584, or 204% of revenues, in the first quarter of Fiscal 1999. The primary reason for the increase was a 79% increase in selling and marketing expenses to $389,000 in the first quarter of Fiscal 2000 from $217,000 in the first quarter of Fiscal 1999. This increase was primarily the result of the increase in our sales and marketing staff related to our shift in marketing emphasis for our standalone products from the consumer retail market to the business and special applications markets. The increase in selling and marketing expenses were partially offset by a decrease in bad debt expense to $1,843 in the first quarter of Fiscal 2000 from $79,681 in the first quarter of Fiscal 1999. The decrease in bad debt expense is a direct result of our shift in marketing emphasis away from the retail home consumer market. We expect that selling and marketing expenses will continue to increase in Fiscal 2000 from the Fiscal 1999 level, as we continue to increase our internal sales staff and marketing efforts to further expose our stand-alone products to the business and special applications markets.

           RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 8% to $191,778, or 50% of revenues, in the first quarter of Fiscal 2000 from $209,067, or 59% of revenues, in the first quarter of Fiscal 1999. The decrease was primarily the result of a reduction in personnel due to the completion of the initial development of our current stand-alone products during Fiscal 1999, partially offset by an increased cost in parts and materials for prototypes of recently introduced products. All of these costs were charged to operations as incurred and were funded by our cash reserves. We expect to continue to invest significant resources during the foreseeable future in new product development and engineering as well as for enhancements to our existing products.

           OPERATING LOSS. As a result of the factors discussed above, our operating loss decreased 6% to $1,029,017 in the first quarter of Fiscal 2000 from $1,095,388 in the first quarter of Fiscal 1999.

           INTEREST. Interest income decreased 19% to $42,688 in the first quarter of Fiscal 2000 from $52,743 in the first quarter of Fiscal 1999 as a result of the continued use of our cash to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

           We have financed our recent operations primarily from the proceeds of private placements of our securities and from the exercise of previously issued warrants and options. For additional information, see "Recent Equity Offerings."

           At May 31, 1999, we had working capital of $4,317,709, as compared to $5,305,512 at February 28, 1999, a decease of $987,803. Our cash and cash equivalents were $3,600,609 at May 31, 1999 as compared to $4,602,752 at February 28, 1999. Our invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. During the first quarter of Fiscal 2000, our operating activities used $988,778 of net cash, primarily to fund operating activities and our investing activities used $13,365 of net cash for equipment purchases.

           We lease our facility and own our manufacturing equipment free from any liens or other encumbrances. As of May 31, 1999, we had no material commitments for capital expenditures.

           Due to the planned expansion of our marketing efforts aimed at the business and special applications markets, we expect to expend additional resources for selling and marketing expenses. We also expect to continue to expend significant resources for product development and engineering for enhancements, improvements and new products to maintain our product line.

           We believe that our current working capital, together with available proceeds from our agreement with Sovereign Partners, will be sufficient to meet our projected operating needs and capital expenditures at least through the end of the second quarter of Fiscal 2001. If our products gain significant market acceptance, we expect to make very substantial expenditures for inventory build-up, marketing and carrying of accounts receivable. This would require us to obtain even more working capital. We anticipate that these additional funds should be available through one or more possible sources, including

o          the sale of our common stock pursuant to our agreement with Sovereign
           Partners;

o a private placement of our common stock, preferred stock or debt securities;

o the exercise of our outstanding warrants, if the market price of our common stock were to exceed the exercise price of these warrants; and

o          a public offering of our common stock.

           We estimate that, as of February 28, 1999, we had available net operating loss carryforwards of approximately $19,189,000 for Federal purposes and approximately $19,448,000 for state purposes, which may be used to reduce future taxable income, if any. The Federal carryforwards expire in 2009 through 2014. The state carryforwards expire in 2002 through 2014.

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

           PRODUCTS - As our products do not include date/time mechanisms in their operating software, our products are Year 2000 compliant. However, some of our earlier PC-based products use Windows7 for Workgroups as their operating system and there may exist Year 2000 issues with the specific user installed LAN interface employed by any certain customer, which issues are beyond the scope of our involvement and responsibilities.

           APPLICATION SOFTWARE - During Fiscal 1998, for operational purposes, we made the decision to upgrade our internal financial and operational software system. This upgrade was completed in June 1998 and the system is now Year 2000 compliant. At December 31, 1998, in accordance with our plan, we had completed the identification of other internal computer-based systems we use, which may require upgrading to insure operational continuity beyond December 31, 1999. We completed the upgrading and testing of all necessary applications (except for our internal voice mail system) by February 28, 1999. We plan to complete any upgrading and testing of our internal voice mail system by August 31, 1999.

           THIRD-PARTY SUPPLIERS - We are assessing the possible effects on our operations of Year 2000 compliance related to key suppliers and subcontractors. Our reliance on suppliers and subcontractors means that the failure to address Year 2000 compliance issues by these parties could have a material impact on our business. We have identified critical third-party suppliers and have requested information as to their plans and progress in addressing the Year 2000 problem. Our plan to complete the evaluation of our third-party suppliers by December 31, 1998 has been delayed due to the lack of responses from many of these suppliers. We submitted follow up requests for information from these suppliers and are presently assessing the additional responses. Additional contacts will be made through July 1999. Alternative sourcing and contingency plans for our non-compliant or non-responding suppliers will be developed by August 31, 1999.

           COSTS - The total cost associated with the Year 2000 issue is not expected to be material to our financial position. Our current estimated out-of-pocket cost is not expected to exceed $50,000, of which less than $15,000 has been expended through July 14, 1999. As the upgrade of our application software was done for operational purposes, the cost of this upgrade has not been included in our estimates.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


                  We have made statements in this Quarterly Report on Form 10-QSB that are "forward-looking statements" within the meaning of the Securities Act and the Securities Exchange Act. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above in this section and in "Factors That Could Effect Us" in Item 1. - "Description of Business" of our

Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999, could cause our performance to differ from the implied results:

o inability to obtain capital for continued development and commercialization of our products.

o          inability to generate market acceptance of our products.

o          failure to obtain new customers or retain existing customers.

o          inability to manage our growth.

o          loss of our key employees.

o          changes in general economic and business conditions.

o          changes in industry trends.

           We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

PART II.   OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           27.  Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K

                           We did not file a Current Report during the fiscal quarter ended May 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 14, 1999        By:  /s/ Daniel P. Flohr
                                ------------------------------------------------
                                    Daniel P. Flohr
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: July 14, 1999        By:  /s/ Paul H. Albritton
                                ------------------------------------------------
                                    Paul H. Albritton
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)