Form 10QSB
period 1999-08-31
C-PHONE CORP
filed 1999-10-15
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999


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

              8,374,031 shares of common stock as of OCTOBER 14, 1999.
              ---------                              ----------------

Transitional Small Business Disclosure Form      Yes [ ]        No   [X]

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX



                                                                     PAGE NUMBER

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of August 31, 1999 (unaudited)
             and February 28, 1999                                        3

             Statements of Operations for the three and six
             months ended August 31, 1999 and 1998 (unaudited)            4

             Statements of Cash Flows for the six months
             ended August 31, 1999 and 1998 (unaudited)                   5

             Notes to Unaudited Financial Statements                      6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    9


PART II.     OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                            16


SIGNATURES                                                               17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               C-PHONE CORPORATION
                                 BALANCE SHEETS

                                                                August 31, 1999    February 28, 1999
                                                               ----------------    -----------------
         ASSETS                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                     $     3,051,014    $     4,602,752
  Restricted cash                                                       150,000                 --
  Accounts receivable, net of allowance for doubtful                    278,316            105,717
    accounts of $101,034 at August 31, 1999 (unaudited)
    and $181,347 at February 28, 1999
  Inventories                                                         1,068,927          1,177,522
  Prepaid expenses and other current assets                             107,288            118,893
                                                                ---------------    ---------------
          Total current assets                                        4,655,545          6,004,884
Property and equipment, net                                             134,637            112,607
Other assets                                                             78,838            136,503
                                                                ---------------    ---------------
          Total assets                                          $     4,869,020    $     6,253,994
                                                                ===============    ===============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $       494,847    $       306,302
  Accrued expenses                                                      296,769            393,070
                                                                ---------------    ---------------
          Total current liabilities                                     791,616            699,372


Shareholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized;            83,740             79,786
    8,374,031 and 7,978,605 shares, respectively, issued
    and outstanding  at August 31, 1999 (unaudited) and
    February 28, 1999
  Paid-in capital                                                    29,006,170         28,601,398
  Accumulated deficit                                               (25,012,506)       (23,126,562)
                                                                ---------------    ---------------
          Total shareholders' equity                                  4,077,404          5,554,622
                                                                ---------------    ---------------
          Total liabilities and shareholders' equity            $     4,869,020    $     6,253,994
                                                                ===============    ===============


    The accompanying notes are an integral part of the financial statements.

                                        C-PHONE CORPORATION
                                      STATEMENTS OF OPERATIONS
                                            (unaudited)

                                         Three Months Ended August 31,  Six Months Ended August 31,
                                          --------------------------    --------------------------
                                              1999          1998            1999           1998
                                          -----------    -----------    -----------    -----------
Net sales                                 $   370,499    $   540,765    $   756,369    $   879,915
Other revenue                                  10,000          9,124         10,000         25,512
                                          -----------    -----------    -----------    -----------
     Total revenue                            380,499        549,889        766,369        905,427
                                          -----------    -----------    -----------    -----------

Cost of goods sold                            300,051        631,548        677,902      1,139,621
Cost of other revenue                           3,000          1,241          3,000          9,443
                                          -----------    -----------    -----------    -----------
     Total cost of revenue                    303,051        632,789        680,902      1,149,064
                                          -----------    -----------    -----------    -----------

     Gross profit (loss)                       77,448        (82,900)        85,467       (243,637)
                                          -----------    -----------    -----------    -----------

Operating expenses:
  Selling, general and administrative         840,626        703,284      1,685,884      1,428,868
  Research, development and engineering       170,970        197,733        362,748        406,800
                                          -----------    -----------    -----------    -----------
     Total operating expenses               1,011,596        901,017      2,048,632      1,835,668
                                          -----------    -----------    -----------    -----------

     Operating loss                          (934,148)      (983,917)    (1,963,165)    (2,079,305)

Interest income                                34,533         87,518         77,221        140,261
                                          -----------    -----------    -----------    -----------

     Net loss                             $  (899,615)   $  (896,399)   $(1,885,944)   $(1,939,044)
                                          ===========    ===========    ===========    ===========

Per-share data:
     Basic and diluted net loss per
        common share                      $     (0.11)   $     (0.13)   $     (0.24)   $     (0.31)
                                          ===========    ===========    ===========    ===========

Weighted average number of common
     shares outstanding                     7,988,136      7,114,095      7,983,371      6,460,859
                                          ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                     C-PHONE CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                         (unaudited)

                                                                 Six Months Ended August 31,
                                                                 --------------------------
                                                                     1999           1998
                                                                 -----------    -----------
Cash flows from operating activities:
  Net loss                                                       $(1,885,944)   $(1,939,044)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                   53,057         66,817
      Bad debt expense                                                 5,268        103,991
      Provision for inventory obsolescence                            17,596             --
      Compensation expense of stock options                               --         12,800
      Changes in operating assets and liabilities:
        Accounts receivable                                         (177,867)       (22,042)
        Inventories                                                   90,999        (46,060)
        Prepaid expenses and other current assets                     11,605        (68,139)
        Other assets                                                  57,665         (2,576)
        Accounts payable                                             188,545       (337,040)
        Accrued expenses                                             (96,301)       (32,573)
                                                                 -----------    -----------
          Net cash used in operating activities                   (1,735,377)    (2,263,866)
                                                                 -----------    -----------

Cash flows from investing activities:
  Purchase of restricted certificate of deposit                     (150,000)            --
  Equipment purchases                                                (75,087)       (11,527)
                                                                 -----------    -----------
          Net cash used in investing activities                     (225,087)       (11,527)
                                                                 -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                             408,726             --
  Proceeds from exercise of stock options                                 --        304,937
  Proceeds from exercise of warrants, net                                 --      4,338,246
                                                                 -----------    -----------
          Net cash provided by financing activities                  408,726      4,643,183
                                                                 -----------    -----------

          Net increase (decrease) in cash and cash equivalents    (1,551,738)     2,367,790
                                                                 -----------    -----------

Cash and cash equivalents, beginning of period                     4,602,752      4,200,231
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $ 3,051,014    $ 6,568,021
                                                                 ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 AUGUST 31, 1999

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of C-Phone Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth therein. Operating results for the three and six-month periods ended August 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

2.   RESTRICTED CASH

     Restricted cash consists of a certificate of deposit which is pledged to a bank to secure a letter of credit issued by the bank for the benefit of the Company's contract manufacturer. The letter of credit may be drawn upon if the Company fails to meet its obligations to the contract manufacturer. The letter of credit expires in August 2000.

3.   STOCK OPTIONS

     On August 6, 1999, the shareholders of the Company approved an amendment to the Company's 1994 Stock Option Plan (the "Plan") increasing the number of shares of the Company's common stock, par value $.01 per share (the "Common Stock") authorized for issuance upon exercise of options granted under the Plan from 500,000 shares to 875,000 shares. As of August 31, 1999, options for 384,150 shares of Common Stock were outstanding under the Plan. Of such options, 130,234 are non-qualified options exercisable at prices ranging from $1.688 to $7.00 per share, depending upon the date of grant, and 253,916 are incentive stock options exercisable at prices ranging from $2.594 to $10.375 per share, depending upon the date of the grant. As of August 31, 1999, 83,420 shares of Common Stock had been issued upon exercise of options granted under the Plan. Due to vesting provisions included in the options, only options representing 180,725 shares of Common Stock were exercisable as of August 31, 1999. The following table summarizes certain information with respect to exercisable options as of such date:

                   Range of                              Number of
                Exercise Price                      Exercisable Options
         ------------------------------             --------------------
                 $2.69 - $4.50                               95,616
                 $5.95 - $6.91                               28,066
                 $7.00 - $7.50                               44,000
                 $8.38 - $10.38                              13,043
                                                    --------------------
                                                            180,725

4.   STOCKHOLDERS EQUITY AND WARRANTS

     (a) On September 18, 1998, the Company entered into a Private Equity Credit Agreement (the "Equity Credit Agreement") with Sovereign Partners, L.P. ("Sovereign Partners"). Pursuant to the Equity Credit Agreement, Sovereign Partners has agreed to purchase up to $5 million of the Common Stock during the 18-month period commencing April 1, 1999. From time to time during the term of the Equity Credit

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 AUGUST 31, 1999

          Agreement, but no more frequently than once every 30 days, the Company can require Sovereign Partners to purchase between $500,000 and $1 million of the Common Stock. The purchase price for each share of Common Stock to be paid by Sovereign Partners will equal 85% of the average closing bid price of the Common Stock during the five trading days immediately preceding the day that the Company notifies Sovereign Partners of a purchase obligation.

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

          During August 1999, the Company sold Sovereign Partners 395,426 shares of Common Stock under the Equity Credit Agreement and received gross proceeds of $500,000 (before expenses and finders fees of $91,274).

     (b) On December 19, 1997, the Company completed a private placement (the "December Placement"), pursuant to which the Company issued an aggregate of (i) 4,500 shares (the "Preferred Shares" ) of the Company's Series A Convertible Preferred Stock (the "Preferred Stock"), par value $.01 per share, with an initial stated value of $1,000 per share (which increased at the rate of 5% per annum) (such amount, as increased from time to time, the "Stated Value"), (ii)

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 AUGUST 31, 1999

          warrants (the "Class A Warrants") to acquire up to 315,000 shares of Common Stock, and (iii) warrants (the "Class B Warrants") to acquire up to 135,000 shares of Common Stock. In connection with the December Placement, the Company issued to an affiliate of the finder warrants (upon the same terms as the Class A Warrants) to acquire an aggregate of 185,000 shares of Common Stock. During May 1998, Class A Warrants (including the warrants issued to the finder) to purchase 325,000 shares of Common Stock at $8.05 per share and Class B Warrants to purchase 60,000 shares of Common Stock at $9.10 per share were exercised. In addition, on May 13, 1998, the Company reduced the exercise price of the warrants to purchase 200,000 shares of Common Stock issued in its 1994 initial public offering (the "1994 Warrants') from $8.40 to $6.00 per share in consideration for (i) requiring payment of the exercise price for the 1994 Warrants to be made in cash (rather than upon surrender for 1994 Warrants) and (ii) changing the expiration date thereof from August 18, 1999 to May 21, 1998. On May 13, 1998, the closing sale price of the Common Stock was $9.75. The holders of the 1994 Warrants exercised all of the 1994 warrants by May 15, 1998. As a result of these warrant exercises in May 1998, the Company received net proceeds of $4,338,246. The remaining Class A Warrants expired unexercised on December 19, 1998. The Class B Warrants expire on December 19, 2000.

5.   NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which established new standards for computation of earnings per share. SFAS No. 128 requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the six months ended August 31, 1999 or 1998 as they would be anti-dilutive. The accretion of the 5% annual increase in stated value of the Preferred Stock in the amount of $22,499 and $68,377 for the three and six months ended August 31, 1998 increased the net loss attributable to common shareholders to $918,898 and $2,007,421, respectively, for the purposes of the calculation of net loss per share for the three and six months ended August 31, 1998. All the Preferred Stock was converted into Common Stock during fiscal 1998 and is no longer outstanding.

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

         The Class B Warrants have an exercise price of $9.10 per share, subject to adjustment under certain circumstances, including upon the issuance of shares of our common stock, or securities convertible or exchangeable into shares of our common stock, at less than 80% of the then market price. These warrants expire on December 19, 2000 and are not redeemable. We received aggregate proceeds of $546,000 from the exercise of Class B Warrants to purchase 60,000 shares of our common stock during the first quarter of Fiscal 1999.

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

         During August 1999, we sold Sovereign Partners 395,426 shares of our common stock under the agreement and received gross proceeds of $500,000 (before expenses of $91,274, including a pro rata share of the initial expenses arising out of the negotiation of the agreement in 1998 and the registration of the shares, and a finders fee of 6% of the gross proceeds).

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED AUGUST 31, 1999 AS COMPARED TO FISCAL QUARTER ENDED AUGUST 31, 1998

         REVENUES. Net sales decreased 31% to $370,499 in the second quarter of Fiscal 2000 from $540,765 in the second quarter of Fiscal 1999. This decrease reflects our change in marketing emphasis to the business and special applications markets. These markets require products with more features and functionality than the consumer retail market and different marketing techniques and staffing. Some resellers are no longer marketing our newer, higher priced products, as their marketing focus was toward lower priced products, the sales cycle for our higher priced products is longer for our existing and new resellers and a new internal sales and marketing staff needed to be hired and trained. Other revenue, which consisted of software development fees during the second quarter of Fiscal 2000, was $10,000 while other revenue, which consisted primarily of installation and telecommunication service fees during the second quarter of Fiscal 1999, was $9,124. As a result of the foregoing, our total revenues decreased 31% to $380,499 in the second quarter of Fiscal 2000 as compared to $549,889 in the second quarter of Fiscal 1999.

         COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs, such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventories to net realizable value. Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to this revenue. Cost of goods sold decreased 52% to $300,051 or 81% of net sales in the second quarter of Fiscal 2000 from $631,548 or 117% of net sales in the second quarter of Fiscal 1999. The decrease in cost of goods sold was primarily the result of higher margins on our newer products and our decision to more heavily rely on contract manufacturers to manufacture and assemble most of our products. The decision to more heavily rely on contract manufacturers has produced a decrease in the overall costs for our products, including substantial decreases in manufacturing inventory variances, which variances had been due to low production volume and provisions for obsolete inventory. Cost of other revenue in the second quarter of Fiscal 2000 was $3,000, or 30% of related revenue, as compared to $1,241, or 14% of related revenue, in the second quarter of Fiscal 1999.

         GROSS PROFIT (LOSS). Our gross profit was $77,448, or 20% of revenues, in the second quarter of Fiscal 2000, as compared to a gross loss of $82,900 in the second quarter of Fiscal 1999. The gross loss for the second quarter of Fiscal 1999 was primarily the result of the related high cost of goods sold, which is discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 20% to $840,626, or 221% of revenues, in the second quarter of Fiscal 2000 from $703,284, or 128% of revenues, in the second quarter of Fiscal 1999. The primary reason for the increase was a 71% increase in selling and marketing expenses to $353,719 in the second quarter of Fiscal 2000 from $207,020 in the second quarter of Fiscal 1999. This increase was primarily the result of the turnover and increase in our sales and marketing staff necessitated by our shift in marketing emphasis to the business and special applications markets from the consumer retail market. The increase in selling and marketing expenses were partially offset by a decrease in bad debt expense to $3,425 in the second quarter of Fiscal 2000 from $24,309 in the second quarter of Fiscal 1999. The decrease in bad debt expense was a direct result of our shift in marketing emphasis away from the retail home consumer market. We expect that selling and marketing expenses will continue to increase in Fiscal 2000 from the Fiscal 1999 level, as we continue to increase our internal sales staff and marketing efforts to further expose our products to the business and special applications markets.

         RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 14% to $170,970, or 45% of revenues, in the second quarter of Fiscal 2000 from $197,733, or 36% of revenues, in the second quarter of Fiscal 1999. The decrease was primarily the result of a reduction in personnel due to the completion of the initial development of our current stand-alone products during Fiscal 1999, partially offset by an increased cost in parts and materials for prototypes of recently introduced products. All of these costs were charged to operations as incurred and were funded by our cash reserves. We expect to continue to invest significant resources during the foreseeable future in new product development and engineering as well as for enhancements to our existing products.

         OPERATING LOSS. As a result of the factors discussed above, our operating loss decreased 5% to $934,148 in the second quarter of Fiscal 2000 from $983,917 in the second quarter of Fiscal 1999.

         INTEREST. Interest income decreased 61% to $34,533 in the second quarter of Fiscal 2000 from $87,518 in the second quarter of Fiscal 1999, as a result of the continued use of our cash to fund operations.

SIX MONTHS ENDED AUGUST 31, 1999 AS COMPARED TO SIX MONTH ENDED AUGUST 31, 1998

         REVENUES. Net sales decreased 14% to $756,369 in the first six months of Fiscal 2000 from $875,915 in the first six months of Fiscal 1999. As discussed above, this decrease reflects our change in marketing emphasis to the business and special applications markets. During the first quarter of Fiscal 2000, we were still selling our older lower priced products developed for the consumer retail market, while we were introducing our newer, higher priced products. Other revenue, which consisted of software development fees during the first six months of Fiscal 2000, was $10,000 while other revenue, which consisted primarily of installation and telecommunication service fees for the first six months of Fiscal 1999, was $25,512. As a result of the foregoing, our total revenues decreased 15% to $766,369 in the first six months of Fiscal 2000, as compared to $905,427 in the first six months of Fiscal 1999.

         COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs, such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventories to net realizable value. Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to this revenue. Cost of goods sold decreased 41% to $677,902, or 90% of net sales, in the first six months of Fiscal 2000 from $1,139,621, or 130% of net sales, in the first six months of Fiscal 1999. The decrease in cost of goods sold was primarily the result of higher margins on our newer products and our decision to more heavily rely on contract manufacturers to manufacture and assemble most of our products beginning in the first quarter of Fiscal 2000. The decision to more heavily rely on contract manufacturers has produced a decrease in the overall costs for our products including substantial decreases in manufacturing inventory variances, which variances had been due to low production volume and provisions for obsolete inventory.
 Cost of other revenue in the first six months of Fiscal 2000 was $3,000, or 30% of related revenue as compared to $9,443, or 37% of related revenue for the first six months of Fiscal 1999.

         GROSS PROFIT (LOSS). Our gross profit was $85,467, or 11% of revenues, in the first six months of Fiscal 2000, as compared to a gross loss of $243,637 in the first six months of Fiscal 1999. The gross loss for the first six months of Fiscal 1999 was primarily the result of the related high cost of goods sold, which is discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 18% to $1,685,884, or 220% of revenues, in the first six months of Fiscal 2000 from $1,428,868, or 158% of revenues, in the first six months of Fiscal 1999. The primary reason for the increase was a 76% increase in selling and marketing expenses to $743,038 in the first six months of Fiscal 2000 from $423,021 in the first six months of Fiscal 1999. This increase was primarily the result of the increase in our sales and marketing staff necessitated by our shift in marketing emphasis to the business and special applications markets from the consumer retail market. The increase in selling and marketing expenses were partially offset by a decrease in bad debt expense to $5,268 in the first six months of Fiscal 2000 from $103,990 in the first six months of Fiscal 1999. The decrease in bad debt expense is a direct result of our shift in marketing emphasis away from the retail home consumer market. We expect that selling and marketing expenses will continue to increase in Fiscal 2000 from the Fiscal 1999 level, as we continue to increase our internal sales staff and marketing efforts to further expose our stand-alone products to the business and special applications markets.

         RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 11% to $362,748, or 47% of revenues, in the first six months of Fiscal 2000 from $406,800, or 45% of revenues, in the first six months of Fiscal 1999. The decrease was primarily the result of a reduction in personnel due to the completion of the initial development of our current stand-alone products during Fiscal 1999, partially offset by an increased cost in parts and materials for prototypes of recently introduced products. All of these costs were charged to operations as incurred and were funded by our cash reserves. We expect to continue to invest significant resources during the foreseeable future in new product development and engineering as well as for enhancements to our existing products.

         OPERATING LOSS. As a result of the factors discussed above, our operating loss decreased 6% to $1,963,165 in the first six months of Fiscal 2000 from $2,079,305 in the first six months of Fiscal 1999.

         INTEREST. Interest income decreased 45% to $77,221 in the first six months of Fiscal 2000 from $140,261 in the first six months of Fiscal 1999, as a result of the continued use of our cash to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our recent operations primarily from the proceeds of private placements of our securities and from the exercise of previously issued warrants and options. For additional information, see "Recent Equity Offerings."

         At August 31, 1999, we had working capital of $3,863,929, as compared to $5,305,512 at February 28, 1999, a decease of $1,441,583. Our cash and cash equivalents were $3,051,014 at August 31, 1999 as compared to $4,602,752 at February 28, 1999. Our invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. Our restricted cash consisted of a $150,000 certificate of deposit pledged by us to a bank to secure a letter of credit which expires in August 2000 (See Note 2 to Notes to Unaudited Financial Statements). During the first six months of Fiscal 2000, our operating activities used $1,735,377 of net cash, our investing activities used $75,087 of net cash for equipment purchases, and our financing activities provided $408,726 of net cash from the sale of 395,426 shares of Common Stock under our agreement with Sovereign Partners.

         We lease our facility and own our manufacturing equipment free from any liens or other encumbrances. As of August 31, 1999, we had no material commitments for capital expenditures.

         Due to the planned expansion of our marketing efforts aimed at the business and special applications markets, we expect to expend additional resources for selling and marketing expenses. We also expect to continue to expend resources for product development and engineering for enhancements, improvements and new products to maintain our product line.

         We believe that our current working capital, together with available proceeds from our agreement with Sovereign Partners, will be sufficient to meet our projected operating needs and capital expenditures, at least through the end of the second quarter of Fiscal 2001. If our products gain significant market acceptance, we expect to make very substantial expenditures for marketing and carrying of accounts receivable. This would require us to obtain even more working capital. We anticipate that these additional funds should be available through one or more possible sources, including

o        the sale of our common stock pursuant to our agreement with Sovereign
         Partners;

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

IMPACT OF YEAR 2000 ISSUE

         Computer systems may experience problems handling dates beyond the year 1999 because many computer programs use only two digits to identify a year in a date field. We have addressed this issue in several parts our products, our application software for our internal operations and with respect to third-party suppliers.

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

         APPLICATION SOFTWARE - During Fiscal 1998, for operational purposes, we made the decision to upgrade our internal financial and operational software system. This upgrade was completed in June 1998 and our system is now Year 2000 compliant. At December 31, 1998, in accordance with our plan, we had completed the identification of other internal computer-based systems we use, which could require upgrading to insure operational continuity beyond December 31, 1999. We completed the upgrading and testing of all necessary internal systems and other applications (except for our internal voice mail system) by February 28, 1999. We determined that our internal voice mail system was Year 2000 compliant in August 1999.

         THIRD-PARTY SUPPLIERS - We are assessing the possible effects on our operations of Year 2000 compliance related to our key suppliers and subcontractors. Our reliance on suppliers and subcontractors means that the failure to address Year 2000 compliance issues by these parties could have a material impact on our business. We have identified critical third-party suppliers and have requested information as to their plans and progress in addressing the Year 2000 problem. Our plan to complete the evaluation of our third-party suppliers by December 31, 1998 has been delayed due to the lack of responses from many of these suppliers. Follow-up requests for information have been made and contingency plans for our non-compliant or non-responding suppliers have been developed. These plans include, in part, the maintaining of a higher than normal level of inventory for certain critical components, alternative sourcing for other components and alternative methods for providing certain key services.

         COSTS - The total cost associated with the Year 2000 issue is not expected to be material to our financial position. Our current estimated out-of-pocket cost is not expected to exceed $50,000, of which less than $20,000 had been expended through October 14, 1999. As the upgrade of our application software was done for operational purposes, the cost of this upgrade was not included in our estimates.

         RISKS - Due to the uncertainty of the Year 2000 readiness of our third-party suppliers, we are unable to determine at this time whether the consequences of their Year 2000 failures could have a material impact on our results of operations, liquidity or financial condition. This is especially true for certain services such as telecommunications and banking, which may depend on national networks for which there is no alternative source of identical services. In addition, although our business is not dependent on any single or small number of customers, Year 2000 problems which significantly interrupt the normal business operations of a significant number of our customers and potential customers could have a material adverse impact on us. We do not have a contingency plan in the event of noncompliance by our key customers and potential customers.

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

o        impact of the Year 2000 issue.

         We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 6, 1999, we held our annual meeting of shareholders, at which time each of the six incumbent directors who had been nominated by the Board of Directors for re-election as a director was re-elected as a director. The votes cast were as follows:

                                      FOR              WITHHELD
                                   ---------           --------
         Daniel P. Flohr           7,085,564           127,789
         Seymour L. Gartenberg     7,081,969           131,384
         Tina L. Jacobs            7,085,364           127,989
         Donald S. McCoy           7,082,644           130,709
         E. Henry Mize             7,086,244           127,109
         Stuart E. Ross            7,084,894           128,459

         At the annual meeting two additional proposals were voted upon as follows:

         (1) Proposal to approve an amendment to our 1994 stock option plan to increase the number of shares authorized for issuance upon exercise of options granted under the plan from 500,000 shares to 875,000 shares:

                    FOR                     AGAINST                 ABSTAINING
                    ---                     -------                 ----------

                  6,873,215                 228,791                   36,255

         (2) Proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending February 29, 2000:

                    FOR                     AGAINST                 ABSTAINING
                    ---                     -------                 ----------

                  7,147,466                 36,092                    29,795


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           10.6 C-Phone Corporation Amended and Restated 1994 Stock Option Plan and form of Option Agreement (incorporated by reference to
                                   Exhibit 4.7 to our registration statement on Form S-8 (file no. 333-87865, filed on September 27, 1999).

                           27.     Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K

                           We did not file a Current Report during the fiscal quarter ended August 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                C-PHONE CORPORATION

Date: October 14, 1999          By: /s/ DANIEL P. FLOHR
                                    --------------------------------------------
                                    Daniel P. Flohr
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: October 14, 1999          By: /s/ PAUL H. ALBRITTON
                                    --------------------------------------------
                                    Paul H. Albritton
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)