Form 10-Q
period 1999-11-30
C-PHONE CORP
filed 2000-01-14
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission file number: 0-24426


                              C-PHONE CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 NEW YORK                             06-1170506
       -------------------------------             -------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            8,980,092 shares of common stock as of January 14, 2000.


Transitional Small Business Disclosure Form      Yes [ ]       No [X]

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of November 30, 1999 (unaudited)
             and February 28, 1999                                        3

             Statements of Operations for the three and nine
             months ended November 30, 1999 and 1998 (unaudited)          4

             Statements of Cash Flows for the nine months
             ended November 30, 1999 and 1998 (unaudited)                 5

             Notes to Unaudited Financial Statements                      6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    9


PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                            16


SIGNATURES                                                               17

PART I.  FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                                        C-PHONE CORPORATION
                                           BALANCE SHEETS

                                                              November 30, 1999  February 28, 1999
                                                              -----------------  -----------------
                                                                 (unaudited)
         ASSETS
Current assets:
  Cash and cash equivalents                                     $  3,073,425       $  4,602,752
  Restricted cash                                                    150,000                 --
  Accounts receivable, net of allowance for doubtful
    accounts of $91,832 at November 30, 1999 (unaudited)
    and $181,347 at February 28, 1999                                273,589            105,717
  Inventories                                                      1,096,721          1,177,522
  Prepaid expenses and other current assets                           84,238            118,893
                                                                ------------       ------------
          Total current assets                                     4,677,973          6,004,884
Property and equipment, net                                          128,064            112,607
Other assets                                                           5,560            136,503
                                                                ------------       ------------
          Total assets                                          $  4,811,597       $  6,253,994
                                                                ============       ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $    303,817       $    306,302
  Accrued expenses                                                   296,499            393,070
                                                                ------------       ------------
          Total current liabilities                                  600,316            699,372


Shareholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized;
    8,980,092 and 7,978,605 shares, respectively, issued
    and outstanding  at November 30, 1999 (unaudited) and
    February 28, 1999                                                 89,801             79,786
  Paid-in capital                                                 29,878,836         28,601,398
  Accumulated deficit                                            (25,757,356)       (23,126,562)
                                                                ------------       ------------
          Total shareholders' equity                               4,211,281          5,554,622
                                                                ------------       ------------
          Total liabilities and shareholders' equity            $  4,811,597       $  6,253,994
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

                                                                                              3

                                          C-PHONE CORPORATION
                                       STATEMENTS OF OPERATIONS
                                              (unaudited)

                                       Three Months Ended November 30, Nine Months Ended November 30,
                                       ------------------------------- ------------------------------
                                             1999           1998           1999            1998
                                          -----------    -----------    -----------    -----------
Net sales                                 $   371,429    $   438,041    $ 1,127,798    $ 1,317,956
Other revenue                                  45,000          3,308         55,000         28,820
                                          -----------    -----------    -----------    -----------
     Total revenue                            416,429        441,349      1,182,798      1,346,776
                                          -----------    -----------    -----------    -----------

Cost of goods sold                            320,508        589,410        998,410      1,729,031
Cost of other revenue                              --            231          3,000          9,674
                                          -----------    -----------    -----------    -----------
     Total cost of revenue                    320,508        589,641      1,001,410      1,738,705
                                          -----------    -----------    -----------    -----------

     Gross profit (loss)                       95,921       (148,292)       181,388       (391,929)
                                          -----------    -----------    -----------    -----------

Operating expenses:
  Selling, general and administrative         726,951        767,247      2,412,835      2,196,115
  Research, development and engineering       145,939        192,529        508,687        599,329
                                          -----------    -----------    -----------    -----------
     Total operating expenses                 872,890        959,776      2,921,522      2,795,444
                                          -----------    -----------    -----------    -----------

     Operating loss                          (776,969)    (1,108,068)    (2,740,134)    (3,187,373)

Interest income                                32,119         71,356        109,340        211,617
                                          -----------    -----------    -----------    -----------

     Net loss                             $  (744,850)   $(1,036,712)   $(2,630,794)   $(2,975,756)
                                          ===========    ===========    ===========    ===========

Per-share data:
     Basic and diluted net loss per
        common share                      $     (0.09)   $     (0.13)   $     (0.32)   $     (0.44)
                                          ===========    ===========    ===========    ===========

Weighted average number of common
     shares outstanding                     8,400,967      7,831,988      8,130,731      6,917,902
                                          ===========    ===========    ===========    ===========

               The accompanying notes are an integral part of the financial statements.

                                                                                                 4

                                       C-PHONE CORPORATION
                                    STATEMENTS OF CASH FLOWS
                                           (unaudited)

                                                                 Nine Months Ended November 30,
                                                                 ------------------------------
                                                                    1999                1998
                                                                 -----------        -----------
Cash flows from operating activities:
  Net loss                                                       $(2,630,794)       $(2,975,756)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                   80,176             98,675
      Bad debt expense                                                13,268            134,697
      Provision for inventory obsolescence                            17,596             70,176
      Compensation expense of stock options                               --             12,800
      Changes in operating assets and liabilities:
        Accounts receivable                                         (181,140)           (70,555)
        Inventories                                                   63,205            (77,440)
        Prepaid expenses and other current assets                     34,655            (43,026)
        Other assets                                                 130,943            (65,636)
        Accounts payable                                              (2,485)          (274,782)
        Accrued expenses                                             (96,571)            39,622
                                                                 -----------        -----------
          Net cash used in operating activities                   (2,571,147)        (3,151,225)
                                                                 -----------        -----------

Cash flows from investing activities:
  Purchase of restricted certificate of deposit                     (150,000)                --
  Equipment purchases                                                (95,633)           (55,590)
                                                                 -----------        -----------
          Net cash used in investing activities                     (245,633)           (55,590)
                                                                 -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                           1,287,453                 --
  Proceeds from exercise of stock options                                 --            304,937
  Proceeds from exercise of warrants, net                                 --          4,338,246
                                                                 -----------        -----------
          Net cash provided by financing activities                1,287,453          4,643,183
                                                                 -----------        -----------

          Net (decrease) increase in cash and cash equivalents    (1,529,327)         1,436,368
                                                                 -----------        -----------

Cash and cash equivalents, beginning of period                     4,602,752          4,200,231
                                                                 -----------        -----------

Cash and cash equivalents, end of period                         $ 3,073,425        $ 5,636,599
                                                                 ===========        ===========

            The accompanying notes are an integral part of the financial statements.

                                                                                              5

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of C-Phone Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth therein. Operating results for the three and nine-month periods ended November 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2000. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

2.       RESTRICTED CASH

         Restricted cash consists of a certificate of deposit which is pledged to a bank to secure a letter of credit issued by the bank for the benefit of the Company's contract manufacturer. The letter of credit may be drawn upon if the Company fails to meet its obligations to the contract manufacturer. The letter of credit expires in August 2000.

3.       STOCK OPTIONS

         On August 6, 1999, the shareholders of the Company approved an amendment to the Company's 1994 Stock Option Plan (the "Plan") increasing the number of shares of the Company's common stock, par value $.01 per share (the "Common Stock") authorized for issuance upon exercise of options granted under the Plan from 500,000 shares to 875,000 shares. As of November 30, 1999, options for 396,017 shares of Common Stock were outstanding under the Plan. Of such options, 95,234 are non-qualified options exercisable at prices ranging from $1.688 to $7.00 per share, depending upon the date of grant, and 300,783 are incentive stock options exercisable at prices ranging from $0.8438 to $10.375 per share, depending upon the date of the grant. As of November 30, 1999, 83,420 shares of Common Stock had been issued upon exercise of options granted under the Plan. Due to vesting provisions included in the options, only options representing 191,777 shares of Common Stock were exercisable as of November 30, 1999. The following table summarizes certain information with respect to exercisable options as of such date:

                        Range of                        Number of
                     Exercise Price                Exercisable Options
                     --------------                -------------------
                     $ 2.69 - $4.50                            104,950
                     $ 5.95 - $6.91                             28,066
                     $ 7.00 - $7.50                             39,000
                     $8.38 - $10.38                             19,761
                                                         -------------
                                                               191,777

4.       STOCKHOLDERS EQUITY AND WARRANTS

         (a) On September 18, 1998, the Company entered into a Private Equity Credit Agreement (the "Equity Credit Agreement") with Sovereign Partners, L.P. ("Sovereign Partners"). Pursuant to the Equity Credit Agreement, Sovereign Partners has agreed to purchase up to $5 million of the Common Stock during the 18-month period

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999

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

              Sovereign Partners' obligation to purchase the Common Stock is subject to certain conditions, including: (i) the continued effectiveness of the registration statement under the Securities Act of 1933 (the "Securities Act") covering the resale by Sovereign Partners of the Common Stock acquired under the Equity Credit Agreement, (ii) the average closing bid price of the Common Stock being at least $1.00 per share for the 20 trading days preceding the date of delivery to Sovereign Partners of the Company's notice of purchase; (iii) the continued trading of the Common Stock on The Nasdaq Stock Market and (iv) the number of shares to be sold to Sovereign Partners, when aggregated with all other shares of Common Stock then owned by Sovereign Partners, not being more than 9.9% of the total Common Stock then outstanding.

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

              In connection with the Agreement, the Company issued to Cardinal Capital Management, Inc. ("CCM"), as finder, a two-year warrant (the "Warrant") to purchase 100,000 shares of Common Stock at an exercise price of $8.00 per share. If the closing sales price of the Common Stock exceeds $10.00 for five consecutive trading days, the Company may give CCM a notice of intention to redeem the Warrant. If CCM does not exercise the Warrant prior to the redemption date specified in the redemption notice, the Company may redeem the Warrant for $1,000. The shares of Common Stock issuable upon exercise of the Warrant have not been registered for sale under the Securities Act. The Company also paid CCM a cash fee of $30,000 and agreed to pay CCM an additional cash fee equal to 6% of the dollar amount of any sales of Common Stock to Sovereign Partners under the Equity Credit Agreement, with the initial $30,000 payment to be credited against such fee.

              During August 1999, the Company sold Sovereign Partners 395,426 shares of Common Stock under the Equity Credit Agreement and received gross proceeds of $500,000 (before expenses and finders fees of $91,274). During November 1999, the Company sold Sovereign Partners 606,061 shares of Common Stock under the Equity Credit Agreement and received gross proceeds of $1,000,000 (before expenses and finders fees of $121,273). In connection with the November 1999 sale, Sovereign Partners waived the average closing bid price condition and agreed to a purchase price per share of $1.65.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999

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

5.       NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which established new standards for computation of earnings per share. SFAS No. 128 requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the nine months ended November 30, 1999 or 1998 as they would be anti-dilutive. The accretion of the 5% annual increase in stated value of the Preferred Stock in the amount of $3,220 and $71,597 for the three and nine months ended November 30, 1998 increased the net loss attributable to common shareholders to $1,039,932 and $3,047,353, respectively, for the purposes of the calculation of net loss per share for the three and nine months ended November 30, 1998. All the Preferred Stock was converted into Common Stock during fiscal 1998 and is no longer outstanding.

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

           As we have sold Sovereign Partners in excess of $1,000,000 of our common stock under the agreement, we have the right to terminate the agreement without any further obligation to Sovereign Partners.

           During November 1999, we sold Sovereign Partners 606,061 shares of our common stock under the agreement and received gross proceeds of $1,000,000, or $1.65 per share, or $878,727 after related fees and expenses of $121,273. In negotiating the sale, Sovereign Partners waived the average closing bid price condition and agreed to a purchase price per share of $1.65.

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

           In connection with the agreement, we issued to Cardinal Capital Management, Inc., as finder, a two-year warrant to purchase 100,000 shares of our common stock at an exercise price of $8.00 per share. If the closing sales price of our common stock exceeds $10.00 for five consecutive trading days, we may give Cardinal Capital notice of our intention to redeem the warrant. If Cardinal Capital does not exercise the warrant prior to the redemption date specified in our redemption notice, we may redeem the warrant for $1,000. The shares of our common stock issuable to Cardinal Capital upon exercise of this warrant have not been registered for sale under the Securities Act, although we may register these shares in the future. We also paid Cardinal Capital a cash fee of $30,000 when we entered into the agreement and have agreed to pay Cardinal Capital an additional cash fee equal to 6% of the dollar amount of any sales of common stock to Sovereign Partners under the agreement, with our initial $30,000 payment to be credited against this fee. To date, we have paid Cardinal Capital a total of $90,000 of cash fees.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED NOVEMBER 30, 1999 AS COMPARED TO FISCAL QUARTER ENDED NOVEMBER 30, 1998

           REVENUES. Net sales decreased 15% to $371,429 in the third quarter of Fiscal 2000 from $438,041 in the third quarter of Fiscal 1999. Net sales for the third quarter of Fiscal 2000 included sales of excess inventory in the amount of $132,009. There was no sale of excess inventory in the third quarter of Fiscal 1999. This decrease in product sales reflects our change in marketing emphasis to the business and special applications markets. These markets require products with more features and functionality than the consumer retail market and different marketing techniques and staffing. Some resellers are no longer marketing our newer, higher priced products, as their marketing focus was toward lower priced products. The sales cycle for our higher priced products is longer for our existing and new resellers. Other revenue during the third quarter of Fiscal 2000, which consisted of a license fee and a software development fee, was $45,000 while other revenue during the third quarter of Fiscal 1999, which consisted primarily of installation and telecommunication service fees, was $3,308. As a result of the foregoing, our total revenues decreased 6% to $416,429 in the third quarter of Fiscal 2000 as compared to $441,349 in the third quarter of Fiscal 1999.

           COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs, such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventories to net realizable value. Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to this revenue. Cost of goods sold decreased 46% to $320,508 or 86% of net sales in the third quarter of Fiscal 2000 from $589,410 or 135% of net sales in the third quarter of Fiscal 1999. The decrease in cost of goods sold was primarily the result of higher margins on our newer products and our decision to more heavily rely on contract manufacturers to manufacture and assemble most of our products. The decision to more heavily rely on contract manufacturers has produced a decrease in the overall costs for our products, including substantial decreases in manufacturing inventory variances which were primarily caused by low production volume. There was no cost associated with other revenue in the third quarter of Fiscal 2000 as all related costs were properly expensed in prior periods.

           GROSS PROFIT (LOSS). Our gross profit was $95,921, or 23% of revenues, in the third quarter of Fiscal 2000, as compared to a gross loss of $148,292 in the third quarter of Fiscal 1999. The gross loss for the third quarter of Fiscal 1999 was primarily the result of the related high cost of goods sold, which is discussed above.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased 5% to $726,951, or 175% of revenues, in the third quarter of Fiscal 2000 from $767,247, or 174% of revenues, in the third quarter of Fiscal 1999. The decrease was primarily related to a $22,706 reduction in bad debt expense as a direct result of our shift in marketing emphasis away from the retail home consumer market. As we increase our focus on attempting to develop major OEM, distribution and licensing relationships, we expect that selling and marketing expenses for the remainder of Fiscal 2000 will be less than the comparable Fiscal 1999 levels.

           RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 24% to $145,939, or 35% of revenues, in the third quarter of Fiscal 2000 from $192,529, or 44% of revenues, in the third quarter of Fiscal 1999. The decrease was primarily the result of a reduction in personnel and related development expenses due to the completion of the initial development of our current stand-alone products during Fiscal 1999. All of these costs were charged to operations as incurred and were funded by our cash reserves. While we expect to continue to invest significant resources during the foreseeable future in engineering and the development of enhancements to our existing products, we anticipate that these expenses for the remainder of Fiscal 2000 will be less than the comparable Fiscal 1999 levels.

         OPERATING LOSS. As a result of the factors discussed above, our operating loss decreased 30% to $776,969 in the third quarter of Fiscal 2000 from $1,108,068 in the third quarter of Fiscal 1999.

         INTEREST. Interest income decreased 55% to $32,119 in the third quarter of Fiscal 2000 from $71,356 in the third quarter of Fiscal 1999, as a result of the continued use of our cash to fund operations.

NINE MONTHS ENDED NOVEMBER 30, 1999 AS COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1998

         REVENUES. Net sales decreased 14% to $1,127,798 in the first nine months of Fiscal 2000 from $1,317,956 in the first nine months of Fiscal 1999. As discussed above, this decrease is a result of our change in marketing emphasis to the business and special applications markets. During the first quarter of Fiscal 2000, we were still selling our older lower priced products developed for the consumer retail market, while we were introducing our newer, higher priced products. Other revenue for the first nine months of Fiscal 2000, which consisted of a licensing fee and software development fees, was $55,000 while other revenue for the first nine months of Fiscal 1999, which consisted primarily of installation and telecommunication service fees, was $28,820. As a result of the foregoing, our total revenues decreased 12% to $1,182,798 in the first nine months of Fiscal 2000, as compared to $1,346,776 in the first nine months of Fiscal 1999.

         COST OF REVENUE. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs, such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventories to net realizable value. Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to this revenue. Cost of goods sold decreased 42% to $998,410, or 89% of net sales, in the first nine months of Fiscal 2000 from $1,729,031, or 131% of net sales, in the first nine months of Fiscal 1999. The decrease in cost of goods sold was primarily the result of higher margins on our newer products and our decision to more heavily rely on contract manufacturers to manufacture and assemble most of our products beginning in the first quarter of Fiscal 2000. The decision to more heavily rely on contract manufacturers has produced a decrease in the overall costs for our products including substantial decreases in manufacturing inventory variances which were primarily caused by low production volume. Cost of other revenue in the first nine months of Fiscal 2000 was $3,000, or 5% of related revenue as compared to $9,674, or 34% of related revenue for the first nine months of Fiscal 1999. There was no cost associated with license fees and certain software income included in other revenue in the first nine months of Fiscal 2000 as all related costs were properly expensed in prior periods.

         GROSS PROFIT (LOSS). Our gross profit was $181,388, or 15% of revenues, in the first nine months of Fiscal 2000, as compared to a gross loss of $391,929 in the first nine months of Fiscal 1999. The gross loss for the first nine months of Fiscal 1999 was primarily the result of the related high cost of goods sold, which is discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 10% to $2,412,835, or 204% of revenues, in the first nine months of Fiscal 2000 from $2,196,115, or 163% of revenues, in the first nine months of Fiscal 1999. The primary reason for the increase was a 38% increase in selling and marketing expenses to $1,060,372 in the first nine months of Fiscal 2000 from $768,837 in the first nine months of Fiscal 1999. This increase was primarily the result of the increase in our sales and marketing staff necessitated by our shift in marketing emphasis to the business and special applications markets from the consumer retail market. The increase in selling and marketing expenses was partially offset by a decrease in bad debt expense to $13,268 in the first nine months of Fiscal 2000 from $134,697 in the first nine months of Fiscal 1999. The decrease in bad debt expense is a direct result of our shift in marketing emphasis away from the retail home consumer market. As we increase our focus on attempting to develop major OEM, distribution and licensing relationships, we expect that selling and marketing expenses for the remainder of Fiscal 2000 will be less than the comparable Fiscal 1999 levels.

           RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses decreased 15% to $508,687, or 43% of revenues, in the first nine months of Fiscal 2000 from $599,329, or 45% of revenues, in the first nine months of Fiscal 1999. The decrease was primarily the result of a reduction in personnel and related development expenses due to the completion of the initial development of our current stand-alone products during Fiscal 1999. All of these costs were charged to operations as incurred and were funded by our cash reserves. While we expect to continue to invest significant resources during the foreseeable future in engineering and the development of enhancements to our existing products, we anticipate that these expenses for the remainder of Fiscal 2000 will be less than the comparable Fiscal 1999 levels.

         OPERATING LOSS. As a result of the factors discussed above, our operating loss decreased 14% to $2,740,134 in the first nine months of Fiscal 2000 from $3,187,373 in the first nine months of Fiscal 1999.

         INTEREST. Interest income decreased 48% to $109,340 in the first nine months of Fiscal 2000 from $211,617 in the first nine months of Fiscal 1999, as a result of the continued use of our cash to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our recent operations primarily from the proceeds of private placements of our securities and from the exercise of previously issued warrants and options. For additional information, see "Recent Equity Offerings."

         At November 30, 1999, we had working capital of $4,077,657, as compared to $5,305,512 at February 28, 1999, a decease of $1,227,855. Our cash and cash equivalents were $3,073,425 at November 30, 1999 as compared to $4,602,752 at February 28, 1999. Our invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. Our restricted cash consisted of a $150,000 certificate of deposit pledged by us to a bank to secure a letter of credit which expires in August 2000 (See Note 2 to Notes to Unaudited Financial Statements). During the first nine months of Fiscal 2000, our operating activities used $2,571,147 of net cash, our investing activities used $245,633 of net cash ($95,633 for equipment purchases and $150,000 to purchase a certificate of deposit), and our financing activities provided $1,287,453 of net cash (after related fees and expenses) from the sale of 1,001,487 shares of our common stock under our agreement with Sovereign Partners.

         We lease our facility and own our manufacturing equipment free from any liens or other encumbrances. As of November 30, 1999, we had no material commitments for capital expenditures.

         Due to the restructuring of our operations to reduce ongoing operating expenses and increasing our focus on attempting to develop major OEM, distribution and licensing relationships, we plan to decrease our expenditures for selling and marketing expenses. While we expect to continue to expend resources for product development and engineering, we do not anticipate these expenditures to increase from the levels incurred in Fiscal 1999. We also are actively exploring certain strategic initiatives.

         We believe that our current working capital, together with available proceeds from our agreement with Sovereign Partners, will be sufficient to meet our projected operating needs and capital expenditures, at least through the end of the third fiscal quarter of 2001. However, if our products gain significant market acceptance, we may need to obtain additional working capital for the carrying of accounts receivable and inventory. This would require us to obtain even more working capital. We anticipate that these additional funds should be available through one or more possible sources, including:

o        the sale of our common stock pursuant to our agreement with Sovereign
         Partners;

o a private placement of our common stock, preferred stock or debt securities;

o the exercise of our outstanding warrants, if the market price of our common stock were to exceed the exercise price of these warrants; and

o        a public offering of our common stock.

           As we previously announced, due to concerns about our ability to sustain compliance with the $4 million net tangible asset requirement for continued listing, we were advised by The Nasdaq Stock Market of its intention to delist our common stock from the Nasdaq National Market effective with the close of business on January 7, 2000. We have appealed this action, and a hearing has been scheduled for February 17, 2000. During the appeal process, our common stock will continue to be listed on the Nasdaq National Market. We cannot assure that you that our appeal will be successful. We also are considering an application to list our common stock on the Nasdaq SmallCap Market as an alternative to National Market listing. We cannot assure you that we will meet the requirements for listing on the Nasdaq SmallCap market. If our common stock is delisted from Nasdaq, any trading of our shares then would be conducted in the over-the-counter market. This would make it more difficult for a shareholder to dispose of, or to obtain accurate quotations for, our common stock. In addition, delisting would make it more difficult for us to raise funds through the sale of our securities.

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


IMPACT OF YEAR 2000 ISSUE

         Computer systems may experience problems handling dates beyond the year 1999 because many computer programs use only two digits to identify a year in a date field. We have addressed this issue in several parts - our products, our application software for our internal operations and with respect to third-party suppliers.

         PRODUCTS - As our products do not include date/time mechanisms in their operating software, our products are Year 2000 compliant. However, some of our earlier PC-based products use Windows(R) for Workgroups as their operating system and there may exist Year 2000 issues with the specific user installed LAN interface employed by any certain customer, which issues are beyond the scope of our involvement and responsibilities. As of the date of this report, we have received no responses from customers complaining of any problem with any of our products.

         APPLICATION SOFTWARE - All of our current application software made the transition to the year 2000 without incident.

         THIRD-PARTY SUPPLIERS - We are not aware of any possible effects of Year 2000 compliance issues related to our key suppliers and subcontractors.

         COSTS - Our total out-of-pocket cost associated with the Year 2000 issue was less than $20,000.

         RISKS - We are unable to determine at this time whether any of our suppliers or vendors will have any future difficulties with the Year 2000 issues. We do have a contingency plan in the event of noncompliance by our suppliers or vendors but cannot assure you that our contingency plan would be successful, if implemented.

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

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      EXHIBITS

                           None

                  (B)      REPORTS ON FORM 8-K

                           On November 24, 1999, we filed a Current Report on Form 8-K responding to Item 5 - "Other Events."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           C-PHONE CORPORATION

Date: January 14, 2000     By:  /s/ DANIEL P. FLOHR
                                ------------------------------------------------
                                    Daniel P. Flohr
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: January 14, 2000     By:  /s/ PAUL H. ALBRITTON
                                ------------------------------------------------
                                    Paul H. Albritton
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)