Form 10KSB
period 2000-02-29
C-PHONE CORP
filed 2000-05-26
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended FEBRUARY 29, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________ to __________

                         Commission file number 0-24426
                                                --------

                               C-PHONE CORPORATION
                ------------------------------------------------
                 (Name of small business issuer in its charter)

       New York                                                   06-1170506
------------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification No.)


6714 Netherlands Drive, Wilmington, North Carolina                     28405
--------------------------------------------------                 ------------
(Address of principal executive offices)                            (Zip Code)

                    Issuer's telephone number: (910) 395-6100

       Securities registered under Section 12(b) of the Exchange Act: NONE
                                                                      ----
         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year: $1,401,150

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

               Approximately $7,882,869 based on the closing sale price ($1.00) on The Nasdaq SmallCap Market on May 25, 2000.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               As of May 25, 2000 - 8,990,092 shares.

        Documents Incorporated by Reference: Portions of the issuer's definitive proxy statement to be mailed to shareholders in connection with the issuer's 2000 Annual Meeting are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

        Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                TABLE OF CONTENTS

Item 1.   Description of Business............................................  2

Item 2.   Description of Property............................................ 10

Item 3.   Legal Proceedings.................................................. 11

Item 4.   Submission of Matters to a Vote of Security Holders................ 11

Item 5.   Market for Common Equity and Related Stockholder Matters........... 11

Item 6.   Management's Discussion and Analysis or Plan of Operations......... 12

Item 7.   Financial Statements............................................... 18

Item 8.   Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure............................... 19

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................. 19

Item 10.  Executive Compensation............................................. 19

Item 11.  Security Ownership of Certain Beneficial Owners and Management..... 19

Item 12.  Certain Relationships and Related Transactions..................... 19

Item 13.  Exhibits and Reports on Form 8-K................................... 19

Signatures................................................................... 23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        We are engaged primarily in the engineering, manufacturing and marketing of video conferencing systems. Our video conferencing products are designed to principally operate over either a regular, analog telephone line or ISDN, a type of digital telephone line, and are available in configurations for the U.S. market as well as for most international markets.

        We presently distribute our products primarily to the business market and for special applications such as health care and security services. We sell our products principally to resellers and system integrators.

        In January 2000, we restructured our operations to reduce our ongoing operating expenses, and announced that we were exploring certain strategic initiatives and increasing our focus on developing major OEM, distribution and licensing relationships. We also are exploring the utilization of our engineering resources to assist others in the development of related products to be provided on an OEM basis.

COMPANY HISTORY

        We were incorporated in New York in 1986 under the name Target Tuning, Inc., as a manufacturer of promotional radios. In 1990, we developed data/fax modems under the name "TWINCOM" and changed our name to Target Technologies, Inc. In early 1993, we shifted our primary focus to the development of video conferencing products and, in late 1993, we introduced C-Phone, our first PC-based video conferencing system, which operated over digital networks. During 1995, we phased out our modem product line and, in August 1996, we changed our name to "C-Phone Corporation" in order to more closely identify our corporate name with our C-Phone product line and to eliminate confusion among investors.

        The market for PC-based systems did not grow as we and others expected and, in 1996, we shifted our development emphasis to a stand-alone product. In 1997, we introduced C-Phone Home(TM), a stand-alone set-top "video phone," which operated over analog phone lines using a standard television set. C-Phone Home was aimed at the U.S. consumer market and sold through retailers and catalogs. However, the consumer market did not generally accept C-Phone Home or similar products offered by others. We believe that the limited amount of data that generally can be transmitted in a given amount of time over a analog phone line did not provide a product which was acceptable to consumers. Accordingly, we began shifting our resources to develop stand-alone video conferencing products for the business and special application markets. In early 1998, we introduced the DS-324(TM), a stand-alone video conferencing system, which operates over either an analog or ISDN phone line. In 1999, we introduced the C-Station(TM) and Sentinel(TM) product lines. The C-Station product line is aimed at the general business market while the Sentinel product line is aimed at the special application markets, such as surveillance and health care. These new products operate over either an analog or ISDN phone line and support the two video conferencing standards currently in use, which allows our products to communicate with products from most suppliers.

        When used with an ISDN phone line, our current products offer comparable picture quality to PC-based systems while being substantially easier to use and less expensive. We believe that our new stand-alone products have greater market potential, particularly in the business market and special applications, such as health care and security services.

INDUSTRY BACKGROUND

        Video conferencing permits remote individuals or groups to communicate visually and was introduced in the late 1970's. These first systems required expensive video conferencing equipment, trained operators and special leased digital phone lines. The adoption of an industry standard by most manufacturers after 1990 provided the ability for systems from different manufacturers to communicate with each other thereby making inter-company video conferencing easier. However, the overall operating costs and the complexity of use have limited the market for these video conferencing systems.

        Following the adoption in 1996 of industry standards which incorporated technology that improved the quality of video transmission over phone lines, a few companies, including us, introduced stand-alone "set-top" video phones which allowed a user to make video calls, without the need for a PC, using a television set and an analog phone line. These systems were designed to appeal to non-commercial home users and small businesses, but did not receive widespread market acceptance in those markets. At around the same time, a number of companies introduced products primarily marketed to the home user, which, when connected to a PC, allow video phone calls to be made over the Internet.

        In the last several years, several companies, including us, have introduced stand-alone "set-top" video conferencing systems which use ISDN phone lines. These systems are generally easy to operate, are less expensive than the older PC-based systems and offer a degree of portability. Competitive systems typically cost between $3,000 and $19,000, depending upon features.

        In addition, many companies offer a desktop or personal system, which is typically PC-based with a hardware and software component. These systems typically range in price from $500 to $1,500, excluding the cost of the PC.

OUR PRODUCTS

        General

        The basic components of our products consist of a "set-top" box, a hand-held remote and a power adapter. We also sell an integrated camera module with a built-in microphone and an electronic pan/tilt/zoom feature. All of our products are designed to maximize the ease of use in both initial set-up and day-to-day operations. The set-top box, which weighs less than five pounds, connects to the television and includes a built-in modem and proprietary software. The remote control is used to operate and configure the system, with easy-to-use, on-screen instructions and text menus, as well as to dial, answer or end a call, by pushing one or two buttons. Audio output is provided by using the speakers in the television set.

        We have designed our products to allow for current as well as future telecommunication connections. Our current product line includes interfaces for connecting to analog and ISDN phone lines, as well for certain Internet and local area network connections. As they become more widely deployed, we plan to provide interfaces for DSL, satellite and cable connections. This design feature allows our products to be upgraded to future higher bandwidth connections by upgrading the software and changing the interface connector.

        Special Features

        We offer optional external, higher quality, pan, tilt and zoom cameras with far-end control as well as tabletop and lapel microphones. We also have products which contain a built-in color camera and built-in microphone and products primarily targeted for security applications which have separate inputs for up to seven cameras. Most of our current products, in addition to operating over an analog phone line, also can operate over an ISDN phone line utilizing a separate terminal adaptor which can be purchased from us. We believe that we are the only company currently marketing a product capable of using either an analog or ISDN phone lines.

        We have products that support both the most recent telecommunications standards as well as the older standards which are used by many existing systems, including PC-based systems, video conferencing rooms and other stand-alone video conferencing systems. We recently have finished development of a top-of-the line product which will operate over three ISDN lines using a terminal adaptor developed by us. We also have developed a feature which will allow a connection through the Internet when using an ISDN phone line and an Internet service provider which support a specific protocol. As only a limited number of Internet service providers support this protocol, we are in the process of expanding the capability of these products to use other current protocols supported by most Internet service providers. Depending on features, interface connectors and optional equipment, the list price of our current products range from $1,200 to $7,200.

MARKETING AND SALES

        General

        We believe that a market for our products exists for business videoconferencing and for special applications such as video surveillance, recruiting, distance learning and training, tele-maintenance and tele-health. Our current products are sold under several names including C-Station(TM), Sentinel(TM), and DS-324(TM).

        Our products are primarily marketed by our internal sales and marketing staff, with the assistance of one independent manufacturer's representative. Our marketing efforts are primarily targeted toward resellers, system integrators and service providers who may use our products in providing their service. To reach these customers, we use a combination of targeted direct mail advertising, demonstration at trade shows and direct contact. In addition, we have established relationships in several countries, principally Spain, South Africa, Mexico, Canada, Korea, The Netherlands and Japan, for the foreign distribution of our products. Our international partners are responsible for establishing a local presence for our products, creating market awareness, handling local government import and certification requirements, arranging local technical support and distribution, demonstrating at trade shows, implementing local advertising and marketing programs, and translating the manual and related materials into the local language.

        In January 2000, we restructured our operations to reduce our ongoing operating expenses, and announced that we were exploring certain strategic initiatives and increasing our focus on developing major OEM, distribution and licensing relationships. Part of this initiative included a shift in our marketing focus to larger companies with established sales channels. We also are exploring the utilization of our engineering resources to assist others in the development of related products to be provided on an OEM basis.

        Significant Customers

        Historically, a significant portion of our sales have been to a limited number of customers. During fiscal 2000, sales to Help Innovations, Inc. and Videonet Corporation accounted for 13.3% and 8.9%, respectively, of our total revenues, while our ten largest customers accounted for 59.7% of our total revenues. During fiscal 1999, sales to Alternative Options, LLC and Fotron S.A.
(PTTY) Ltd. accounted for 16.1% and 10.5%, respectively, of our total revenues, while our ten largest customers accounted for 62.7% of our total revenues.

        Foreign Sales

        During fiscal 2000, our foreign revenue accounted for 23.5% of our total revenue and came from resellers primarily located in Spain, South Africa, Mexico, Canada, Korea, The Netherlands and Japan. During fiscal 1999, our foreign revenue accounted for 50.1% of our total revenue and came from resellers primarily located in Turkey, South Africa, Slovenia, Spain, Japan, Mexico, Korea, Canada, France and Israel. We generally make our foreign sales on a prepaid basis or against letters of credit due to the difficulty in collecting foreign accounts receivable. Foreign sales are denominated in U.S. dollars and we do not incur any foreign currency risks. See "Factors That Could Effect Us - Our Results Of Operations May Suffer If Foreign Trade is Restricted" for further information.

MANUFACTURING

        Our products are comprised primarily of components manufactured on a batch basis for us, subassemblies and parts manufactured to our specifications by third parties and certain other "off the shelf" electronic components purchased from third parties. Historically, a substantial portion of our manufacturing, as well as the final assembly, testing and packaging of our products have been performed at our facility in Wilmington, North Carolina. Given our change in focus to the business and special applications markets, during fiscal 2000, we decided to more heavily rely on contract manufacturers to manufacture and assemble most of our products. Our current primary contract manufacturers are located in the U.S. See "Factors That Could Effect Us - Our Results Of Operations Could Suffer If We Lost Any Of Our Contract Manufacturers" and "- Use Of Contract Manufacturers May Require Increased Inventory" for further information.

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

COMPETITION

        Our major competitors are Polycom, PictureTel, Tandberg, Sony, VCON and VTEL. Most of these companies have significantly greater financial resources and capabilities than our company. In addition, with advances in telecommunications standards, connectivity and video processing technology, other established or new companies may develop or market products that compete with our products. Netergy Networks (formerly known as 8x8), a previous competitor in the video conferencing market, has exited the business of manufacturing video phones to focus on telephony products and technology based on Internet protocols, but continues to sell its video conferencing integrated chips to other manufacturers.

        We believe that the principal competitive factors in the stand-alone video conferencing product market are quality of video and audio, price, compatibility with standard communication protocols, ease of use, strength of distribution channels, ability to timely fulfill order requests, customer support, reliability and brand-name recognition. Our marketing efforts emphasize the ease of use, flexibility and affordability of our products. See "Factors That Could Effect Us - We Face Substantial Competition In The Video Conferencing Market And May Not Be Able to Successfully Compete" and "Our Products May Be Rendered Obsolete By Rapid Introduction of Competitive Products And Technological Changes" for further information.

PATENTS AND OTHER INTELLECTUAL PROPERTY

        Although we have several United States patents, none are directly related to our current product line. The inventions which are the subject of these patents were created jointly by Daniel Flohr and certain of our other employees or consultants. In each case, all rights to these inventions have been assigned to us. We have licensed to two third parties non-exclusive rights to utilize our patented camera display configuration, which we had used in our previously marketed PC-based desktop video conferencing product.

        We seek to protect our intellectual property rights through a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws. We generally enter into confidentiality agreements with our employees, consultants, sales representatives and certain potential customers and attempt to limit access to and distribution of our proprietary information.

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

EMPLOYEES

        As of May 24, 2000, we had 32 employees, three of whom were part-time. Of these employees, seven work in manufacturing and distribution, nine work in product development and engineering, five work in sales and marketing, three work in customer support and eight work in management, accounting and administrative. In comparison, at May 25, 1999, we had 40 employees, three of whom were part-time. The decrease in the number of our employees reflected our decision to restructure our operations and reduce operating expenses. We consider that our relationship with our employees is good.

FACTORS THAT COULD EFFECT US

        Our Business May Not Become Profitable. During each of our last three fiscal years, we incurred significant losses. We expect to continue to incur significant losses due to our expenditures for product development and the commercialization of our products. The following table summarizes our total revenues and net losses since March 1, 1997.

                                            Year Ended,
                       ---------------------------------------------------------
                       February 29, 2000   February 28, 1999   February 28, 1998
                       -----------------   -----------------   -----------------
       Total revenues     $1,401,150          $1,621,196          $1,890,666

       Net loss           $3,363,628          $4,478,725          $5,974,828

        We Will Require Significant Additional Capital To Become Profitable, Which Capital May Not Be Readily Available. In order to become profitable, we will need to sell significant quantities of our products. While we have sufficient inventory and working capital to support a certain level of increased sales, in order to sell significant quantities of our products, we will need to substantially increase the amount we spend on manufacturing, inventory and marketing and we will incur increased costs associated with the carrying of anticipated increased accounts receivable. This will require us to raise substantial additional capital. We are unable to assure you that additional capital will be available when needed or, if available, that the terms of any available financing will be favorable or will be acceptable to us.

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

        Our Results Of Operations May Suffer If We Lost Any Of Our Key Employees . As a small, technology driven company, we are heavily dependent upon the efforts and talents of a limited number of people. If any of our key employees left us, we believe that it would be difficult to replace them in a timely manner, if at all. If we were unable to quickly replace key employees, our operations would be significantly and adversely affected.

        Our Results Of Operations May Suffer If Foreign Trade is Restricted. During fiscal 2000, approximately 23% of our total revenue was from foreign sales. A reduction in the volume of foreign trade, material restrictions on foreign trade or fluctuations in foreign exchange rates could significantly reduce our foreign distributors' orders. We generally do not have written agreements with any of our foreign distributors which require minimum levels of purchases. Therefore, our foreign distributors could reduce or curtail their purchases at any time without financial penalty.

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

        New And Redesigned Products Require Compliance With Government Regulations, Which We May Not Be Able To Afford. If we redesign or otherwise modify any of our products, or if current government regulations are revised, we may be required to have our products recertified by the FCC or otherwise brought into compliance to continue selling our products. We cannot assure you as to when, if ever, that our redesigned or modified products would continue to be in compliance with applicable governmental regulations. In addition, we must comply with similar requirements of various foreign government agencies to effect our foreign sales. While our foreign distributors, as part of their distribution agreements, are responsible for ensuring compliance with foreign government regulations, we cannot assure you that they will do so. If our foreign distributors fail to ensure compliance with these regulations, they may be unable to make sales in their respective countries, as we do not have the necessary resources to ensure governmental compliance outside of the United States.

        We May Be Unable To Continue To Use The CPhone Name. A proceeding brought by the former owner of the C-Phone trademark to cancel registration of our "C-Phone"(R) trademark is pending before the U.S. Patent and Trademark Office's Trial and Appeal Board. If we are not successful in this proceeding, we may need to change the identifying name on some of our products. We also would need to consider whether we should change our corporate name. In addition, we could be required to pay damages to the former owner of the mark, if it could show that we had infringed its common law rights. Any change in our use of the C-Phone name would result in a loss of good will and identification which we have been promoting since 1993, and could have a temporary adverse impact on our marketing plans.

        We May Not Receive All Of The Proceeds That We Anticipate From Our Agreement with Sovereign Partners. In September 1998, we entered into an agreement with Sovereign Partners pursuant to which Sovereign Partners has agreed to purchase up to $5,000,000 of our common stock, as we elect from time to time, over an 18-month period which ends on September 30, 2000, subject to extension by mutual agreement. As of May 24, 2000, we had sold 1,001,487 shares of our common stock to Sovereign Partners for gross proceeds of $1,500,000 and only 498,513 shares remain available for sale. Unless the average market price for our common stock were to exceed $8.25, which is highly unlikely, we will not receive the full $5,000,000 of gross proceeds from Sovereign Partners. For additional information concerning our agreement with Sovereign Partners, see "Recent Equity Offerings" in Item 6. - "Management's Discussion and Analysis or Plan of Operations."

        We May Not Be Able To Obtain Payment From Sovereign Partners. As discussed under "Recent Equity Offerings" in Item 6. - "Management's Discussion and Analysis or Plan of Operations," Sovereign Partners' obligation to purchase our shares is dependent upon various conditions being satisfied. If these conditions are not satisfied, we cannot require Sovereign Partners to purchase our shares.

        Resale Of Our Shares Held By Our Directors And Officers May Lower The Market Price Of Our Shares. As of May 24, 2000, we had a total of 8,990,092 shares of common stock outstanding, 1,107,223 of which were held by our directors and executive officers. These shares may only be resold in limited quantities and only within the limitations imposed by Rule 144 under the Securities Act. The mere prospect that these shares may be publicly resold could lower the market price for our common stock.

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

        Potential Loss Of Our Nasdaq SmallCap Listing Could Adversely Affect The Price of Our Shares. Our common stock is quoted on the Nasdaq SmallCap Market. If the bid price of our common stock were to fall below $1.00 per share, if we were to have less than $2,000,000 in net tangible assets or if the value of our common stock held by our shareholders (other than our officers and directors) were to be less than $1,000,000, our common stock could be delisted from the Nasdaq SmallCap Market. If our common stock is delisted from Nasdaq, any trading of our shares then would be conducted in the over-the-counter market. This would make it more difficult for an investor to dispose of, or to obtain accurate quotations for, our common stock. In addition, delisting would make it more difficult for us to raise funds through the sale of our securities.

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

        Special Note Regarding Forward-looking Statements. We have made statements in this Annual Report on Form 10-KSB that are "forward-looking statements" within the meaning of the Securities Act and the Securities Exchange Act. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above in this section, could cause our performance to differ from the implied results:

o inability to obtain capital for continued operations and the development and commercialization of our products.

o       inability to generate significant market acceptance of our products.

o       failure to obtain new customers or retain existing large customers.

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

ITEM 2.DESCRIPTION OF PROPERTY

        We conduct all of our operations from our 15,000 square foot Wilmington, North Carolina facility, which we use as follows:

        Function                                   Percentage of Space
        --------                                   -------------------

        Marketing, sales and customer support             12%

        Engineering                                       16%

        Administration                                    25%

        Production, inventory, shipping and               47%
        receiving

        Our facility was built in 1993 to our specifications and presently is being about 80% utilized. We lease our facility from Daniel Flohr and Tina Jacobs, who are directors and principal shareholders of our company, under a triple net lease pursuant to which we are responsible for all costs and expenses, including applicable taxes, relating to the facility. Our lease expires on April 30, 2002. The current annual rent is $75,360, subject to increase on May 1, 2001. We believe that the terms and conditions of our lease are no less favorable to us than those available from unaffiliated third parties. Mr. Flohr and Ms. Jacobs allow us to use approximately 9,000 square feet of a 1.4 acre adjacent parcel of land owned by them as a parking area for our employees and customers. In consideration for use of this parcel, we provide minimal maintenance of the parking area and pay $504 per year of real estate taxes on this parcel. See Note 10 of Notes to Financial Statements included in
Item 7. - "Financial Statements."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our securities holders during the fiscal quarter ended February 29, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock currently is traded on the Nasdaq SmallCap Market under the symbol "CFON." Prior to March 13, 2000, our common stock was traded on the Nasdaq National Market. The following table sets forth the high and low sales price for each quarterly period since March 1, 1998 for our common stock, as reported by The Nasdaq Stock Market, Inc.

        Fiscal 1999                                           High          Low
        -----------                                           ----          ---

        1st Fiscal Quarter (ended May 31, 1998)             $15.500       $2.625

        2nd Fiscal Quarter (ended August 31, 1998)          $ 6.688       $2.063

        3rd Fiscal Quarter (ended November 30, 1998)        $ 4.344       $2.000

        4th Fiscal Quarter (ended February 28, 1999)        $ 5.375       $2.531

       Fiscal 2000
       -----------

       1st Fiscal Quarter (ended May 31, 1999)              $3.438        $1.813

       2nd Fiscal Quarter (ended August 31, 1999)           $2.750        $1.250

       3rd Fiscal Quarter (ended November 30, 1999)         $4.500        $0.750

       4th Fiscal Quarter (ended February 29, 2000)         $3.625        $0.840

        On May 24, 2000, the closing sale price of our common stock was $0.875. As of May 24, 2000, we had 306 holders of record of our common stock, including broker-nominees who held an aggregate of 7,704,000 shares of our common stock for an undisclosed number of beneficial holders. We estimate that we have in excess of 2,000 beneficial holders of our common stock.

        In addition to the transactions discussed in "Recent Equity Offerings" in Item 6 - "Management's Discussion and Analysis or Plan of Operations, " on March 3, 2000, we sold 10,000 shares to Mr. Albritton at a price of $2.4375 per share (the closing sales price on that day) in a private sale exempt from registration under Section 4(2) under the Securities Act.

        For information concerning our dividend policy, see "Factors That Could Effect Us - We Do Not Expect To Pay Dividends" in Item 1. - "Description of Business."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

        We are engaged primarily in the engineering, manufacturing and marketing of video conferencing systems. Our video conferencing products are designed to operate primarily over either a regular, analog telephone line or ISDN, a type of digital telephone line, and are available in configurations for the U.S. market as well as most international markets.

        We distribute our products primarily to the business market and for special applications such as health care and security services. We sell our products primarily to resellers and system integrators.

        In January 2000, we restructured our operations to reduce our ongoing operating expenses, and announced that we were exploring certain strategic initiatives and increasing our focus on developing major OEM, distribution and licensing relationships.

        We have incurred significant losses during each of our last three fiscal years. Until market acceptance of our products is established, which we cannot assure you will occur, we expect to continue to incur significant losses due to our current and anticipated level of operating expenditures.

RECENT EQUITY OFFERINGS

        December 1997 Private Placement. In December 1997, we completed a private placement in which we issued an aggregate of (a) 4,500 shares of Series A Convertible Preferred Stock, (b) Class A Warrants to purchase 315,000 shares of our common stock, and (c) Class B Warrants to purchase 135,000 shares of our common stock. We received net proceeds of approximately $4,110,000, after payment of fees and expenses of approximately $390,000. In connection with this transaction, we paid a finder's fee of $295,000 and issued to an affiliate of the finder a warrant, upon the same terms as the Class A Warrants, to acquire an aggregate of 185,000 shares of our common stock. All of the issued Series A Preferred Stock was converted during fiscal 1999 into a total of 1,987,622 shares of our common stock.

        The Class A Warrants expired on December 19, 1998. Prior to this date, Class A Warrants to purchase 325,000 shares of our common stock were exercised at $8.05 per share, including the warrant issued to the finder. We received aggregate proceeds of $2,616,250 from the exercise of these warrants during the first quarter of fiscal 1999.

        The Class B Warrants expire on December 19, 2000, are not redeemable and have an exercise price of $9.10 per share, subject to adjustment under certain circumstances, including upon the issuance of shares of our common stock, or securities convertible or exchangeable into shares of our common stock, at less than 80% of the then market price. We received aggregate proceeds of $546,000 from the exercise of Class B Warrants to purchase 60,000 shares of our common stock during the first quarter of fiscal 1999.

        1994 Warrant Exercises. In connection with our 1994 initial public offering, we had issued, to the representative of the underwriters, warrants expiring August 18, 1999 to purchase 200,000 shares of our common stock at an exercise price of $8.40 per share payable in cash or by delivering back to us warrants having an equivalent value. On May 13, 1998, we reduced the exercise price of these warrants to $6.00 per share, in consideration for (a) requiring payment of the exercise price for these warrants to be made in cash, rather than upon surrender of warrants, and (b) changing the expiration date of these warrants to May 21, 1998. On May 13, 1998, the closing sales price of our common stock was $9.75. All of these warrants were exercised and we received aggregate proceeds of $1,200,000.

        Agreement with Sovereign Partners. On September 18, 1998, we entered into a private equity credit agreement with Sovereign Partners, L.P. Pursuant to the agreement, Sovereign Partners agreed to purchase our common stock during the 18-month period ending on September 30, 2000, subject to extension by mutual agreement. From time to time during the term of the agreement, but no more frequently than once every 30 days, we can require Sovereign Partners to purchase between $500,000 and $1,000,000 of our common stock until all these purchases total $5,000,000. The purchase price for each share will equal 85% of the average closing bid price of our common stock during the five trading days immediately preceding the day we notify Sovereign Partners of a purchase obligation. As of May 24, 2000, we had sold 1,001,487 shares of our common stock to Sovereign Partners for gross proceeds of $1,500,000 and 498,513 shares remain available for sale.

        Sovereign Partners' obligation to purchase shares of our common stock is subject to certain conditions, including:

o The average closing bid price of our common stock has been at least $1.00 per share for the 20 trading days preceding the date of our notice of purchase to Sovereign Partners.

o       Our common stock continues to be traded on The Nasdaq Stock Market.

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

o A current prospectus must then be available to permit Sovereign Partners to publicly resell the shares of common stock that it acquires from us under the agreement. As we have registered only 1,500,000 shares for resale by Sovereign Partners, we cannot sell them more than this amount without registering additional shares.

        As we have sold Sovereign Partners in excess of $1,000,000 of our common stock under the agreement, we have the right to terminate the agreement without any further obligation to Sovereign Partners.

        During August 1999, we sold Sovereign Partners 395,426 shares of our common stock under the agreement and received gross proceeds of $500,000 ($1.26 per share) or $408,726 after related fees and expenses of $91,274. During November 1999, we sold Sovereign Partners 606,061 shares of our common stock under the agreement and received gross proceeds of $1,000,000 ($1.65 per share) or $878,727 after related fees and expenses of $121,273. In negotiating the November 1999 sale, Sovereign Partners waived the average closing bid price condition and agreed to a purchase price per share of $1.65.

        Sovereign Partners has agreed not to engage in any short sales of our common stock, except after it receives a purchase notice from us, and then only for the number of shares of common stock covered by our purchase notice.

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

        In connection with the agreement, we issued to Cardinal Capital Management, Inc., as finder, a two-year warrant expiring September 18, 2000 to purchase 100,000 shares of our common stock at an exercise price of $8.00 per share. If the closing sales price of our common stock exceeds $10.00 for five consecutive trading days, we may give Cardinal Capital notice of our intention to redeem the warrant. If Cardinal Capital does not exercise the warrant prior to the redemption date specified in our redemption notice, we may redeem the warrant for $1,000. The shares of our common stock issuable to Cardinal Capital upon exercise of this warrant have not been registered for sale under the Securities Act, although we may register these shares in the future. We also paid Cardinal Capital a cash fee of $30,000 when we entered into the agreement and have agreed to pay Cardinal Capital an additional cash fee equal to 6% of the dollar amount of any sales of common stock to Sovereign Partners under the agreement, with our initial $30,000 payment to be credited against this fee. To date, we have paid Cardinal Capital a total of $90,000 in cash fees.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED FEBRUARY 29, 2000 AS COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1999

        Revenues. Net sales decreased 15% to $1,346,114 in fiscal 2000 from $1,590,748 in fiscal 1999. Net sales for fiscal 2000 included sales of excess inventory of approximately $190,000. There was no sale of excess inventory in fiscal 1999. This decrease in product sales reflects our change in marketing emphasis to the business and special applications markets. These markets require products with more features and functionality than the consumer retail market and different marketing techniques and staffing. Some resellers are no longer marketing our newer, higher-priced products, as their marketing focus was toward lower-priced products. The sales cycle for the business and special applications is longer than for the consumer retail market. Other revenue during fiscal 2000, which consisted of a license fee and a software development fee, was $55,036, while other revenue during fiscal 1999, which consisted primarily of installation and telecommunication service fees, was $30,448. As a result of the foregoing, our total revenues decreased 14% to $1,401,150 in fiscal 2000 from $1,621,196 in fiscal 1999.

        Cost of revenue. Cost of revenue consists of cost of goods sold and cost of other revenue. Cost of goods sold includes labor, materials and other manufacturing costs, such as salaries, supplies, leasing costs, depreciation related to production operations and the write-down of inventories to net realizable value. Cost of other revenue consists primarily of the allocation of salaries and benefits of personnel and the cost of outside services directly related to this revenue. Cost of goods sold decreased 52% to $1,227,927, or to 91% of net sales, in fiscal 2000 from $2,541,145, or 160% of net sales, in fiscal 1999. The decrease in cost of goods sold was the result of higher margins on our newer products and our decision to more heavily rely on contract manufacturers to manufacture and assemble most of our products. Also, in fiscal 2000 the provision for inventory obsolescence was $78,147 as compared to $608,657 in fiscal 1999. The decision to more heavily rely on contract manufacturers has produced a decrease in the overall costs for our products, including substantial decreases in manufacturing inventory variances which were primarily caused by low production volume. Cost of other revenue in fiscal 2000 was $3,000, or 5% of related revenue as compared to cost of other revenue of $9,750, or 32% of related revenue, in fiscal 1999. There was no cost associated with license fees and certain software income included in other revenue in fiscal 2000 as all related costs were properly expensed in prior periods.

        Gross profit. Our gross profit was $170,223 in fiscal 2000, as compared to a gross loss of $929,699 in fiscal 1999. The gross loss for fiscal 1999 was primarily the result of the related high cost of goods sold, which is discussed above.

        Selling, general and administrative. Selling, general and administrative expenses increased 1% to $3,017,773, or 215% of revenues, in fiscal 2000 from $3,000,128, or 185% of revenues, in fiscal 1999. Selling and marketing expenses increased 16% to $1,262,489 in fiscal 2000 from $1,085,908 in fiscal 1999 largely as the result of the change in our sales and marketing staff necessitated by our shift in marketing emphasis to the business and special applications markets from the consumer retail market. The increase in selling and marketing expenses was mostly offset by a decrease in bad debt expense to $8,119 in fiscal 2000 from $165,760 in fiscal 1999. The decrease in bad debt expense was a direct result of our shift in marketing emphasis away from the retail home consumer market. As we increase our focus on attempting to develop major OEM, distribution and licensing relationships, we expect that selling and marketing expenses will decrease from 2000 levels.

        Research, development and engineering. Research, development and engineering expenses decreased 19% to $658,879, or 47% of revenues, in fiscal 2000 from $814,366, or 50% of revenues, in fiscal 1999. The decrease was primarily the result of a reduction in personnel and related development expenses due to the completion of the development of our current products during fiscal 1999. All of these costs were charged to operations as incurred and were funded by our cash reserves. While we expect to continue to invest significant resources during the foreseeable future in engineering and the development of enhancements to our existing products, we anticipate that these expenses for fiscal 2001 will be less than the comparable fiscal 2000 levels.

        Operating loss. As a result of the factors discussed above, our operating loss decreased 26 % to $3,506,429 in fiscal 2000 from $4,744,193 in fiscal 1999.

        Interest. Interest income decreased 46% to $142,801 in fiscal 2000 from $265,468 in fiscal 1999 as a result of the continued use of cash to fund operations.

FISCAL YEAR ENDED FEBRUARY 28, 1999 AS COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1998

        Revenues. Net sales decreased 13% to $1,590,748 in fiscal 1999 from $1,818,663 in fiscal 1998, reflecting the discontinuance of our PC-based products during the first quarter of fiscal 1999 and the shift in marketing emphasis from our stand-alone products for the consumer market to the business market and special applications. Sales of stand-alone products represented 94% of net sales during fiscal 1999, as compared to 45% of net sales during fiscal 1998. During fiscal 1999, we had other revenue of $30,448 compared to $72,003 during fiscal 1998. As a result of the foregoing, our total revenues decreased 14% to $1,621,196 in fiscal 1999 from $1,890,666 in fiscal 1998.

        Cost of revenue. Cost of goods sold decreased 21% to $2,541,145, or 160% of net sales, in fiscal 1999 from $3,209,875, or 176% of net sales, in fiscal 1998. The decrease in cost of goods sold was primarily the result of a decrease in stand-alone unit costs and the decrease in sales. However, the decrease in cost of goods sold was offset in part by a $608,657 provision for inventory obsolescence, of which $142,691 related to discontinued PC-based product inventory not sold during fiscal 1999 and $465,966 related to stand-alone product inventory, primarily the result of product changes as we shifted from the consumer market to the business and special applications markets. During fiscal 1998, cost of goods sold included a $696,248 provision for inventory obsolescence of which $475,824 was related to PC-based product inventory. In addition, the low production volume of our stand-alone units did not allow us to cover all fixed manufacturing costs. Cost of other revenue was $9,750 in fiscal 1999, or 32% of related revenue, as compared to cost of other revenue of $22,506, or 31% of related revenue, in fiscal 1998.

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

        At February 29, 2000, we had working capital of $3,373,331, as compared to $5,305,512, at February 28, 1999, a decrease of $1,932,181. Our cash and cash equivalents were $2,367,633 at February 29, 2000, as compared to $4,602,752 at February 28, 1999. Our invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. Our restricted cash consisted of a $150,000 certificate of deposit pledged by us to a bank to secure a letter of credit which expires in August 2000 (See Note 3 to Notes to Financial Statements). During fiscal 2000, our operating activities used $3,269,781 of net cash, primarily to fund operating activities, our investing activities used $252,791 of net cash (of which $102,791 was for net equipment purchases and $150,000 was to purchase a certificate of deposit), and our financing activities provided $1,287,453 of net cash (after related fees and expenses) from sales of a total of 1,001,487 shares of our common stock under our agreement with Sovereign Partners.

        We lease our facility and own our manufacturing equipment free from any liens or other encumbrances. As of February 29, 2000, we had no material commitments for capital expenditures.

        Due to the restructuring of our operations to reduce ongoing operating expenses and increasing our focus on attempting to develop major OEM, distribution and licensing relationships, we plan to decrease our expenditures for selling and marketing expenses. While we expect to continue to expend resources for product development and engineering, we anticipate these expenditures to decrease from the levels incurred in fiscal 2000. We also are actively exploring certain strategic initiatives.

        We believe that our current working capital, together with available proceeds from our agreement with Sovereign Partners, will be sufficient to meet our projected operating needs and capital expenditures, at least through the end of fiscal 2001. However, if our products gain significant market acceptance, we may need to obtain additional working capital for the carrying of accounts receivable and inventory. See "Factors That Could Effect Us - We Will Require Significant Additional Capital To Become Profitable, Which Capital May Not Be Readily Available" in Item 1. - "Description of Business." This would require us to obtain even more working capital. We anticipate that these additional funds should be available through one or more possible sources, including:

o       the sale of our common stock pursuant to our agreement with Sovereign
        Partners;

o a private placement of our common stock, preferred stock or debt securities;

o the exercise of our outstanding warrants, if the market price of our common stock were to exceed the exercise price of these warrants; and

o       a public offering of our common stock.

        At February 29, 2000, we estimate that we had available net operating loss carryforwards of approximately $23,000,000 for Federal and state purposes, which may be used to reduce future taxable income, if any. The Federal carryforwards begin to expire in 2009 and the state carryforwards begin to expire in 2001.

        We do not believe that inflation has had a significant impact on our sales or operating results, during the past three years.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of the new statement will have a significant effect on our earnings or financial position.

ITEM 7. FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----
Table of Contents
-----------------

Report of Independent Auditors                                               F-1

Report of Independent Accountants                                            F-2

Balance Sheets as of February 29, 2000 and February 28, 1999                 F-3

Statements of Operations for the years ended February 29, 2000,
February 28, 1999 and February 28, 1998                                      F-4

Statements of Shareholders' Equity for the years ended February 29, 2000,
February 28, 1999 and February 28, 1998                                      F-5

Statements of Cash Flows for the years ended February 29, 2000, February 28,
1999 and February 28, 1998                                                   F-6

Notes to Financial Statements                                                F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of C-Phone Corporation

We have audited the accompanying balance sheet of C-Phone Corporation as of February 29, 2000, and the related statements of income, shareholders' equity, and cash flows for the year ended February 29, 2000. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of C-Phone Corporation as of and for each of the two years in the period ended February 28, 1999 were audited by other auditors whose report dated April 15, 1999 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-Phone Corporation at February 29, 2000, and the results of its operations and its cash flows for the year ended February 29, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
-----------------------
Raleigh, North Carolina
April 20, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of C-Phone Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of C-Phone Corporation (the "Company") at February 28, 1999, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
Raleigh, North Carolina
April 15, 1999

                                      C-PHONE CORPORATION

                                         BALANCE SHEETS

                                                                  February 29,    February 28,
         ASSETS                                                      2000            1999
                                                                ------------    ------------
Current assets:
  Cash and cash equivalents                                     $  2,367,633    $  4,602,752
  Restricted cash                                                    150,000              --
  Accounts receivable, net of allowance for doubtful accounts of $83,086 and $181,347 at February 29, 2000 and
  February 28, 1999, respectively                                    210,497         105,717
  Inventories, net                                                 1,051,804       1,177,522
  Prepaid expenses and other current assets                           89,689         118,893
                                                                ------------    ------------
          Total current assets                                     3,869,623       6,004,884

Property and equipment, net                                          105,116         112,607

Other assets                                                              --         136,503
                                                                ------------    ------------

          Total assets                                          $  3,974,739    $  6,253,994
                                                                ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $    255,551    $    306,302
  Accrued expenses                                                   240,741         393,070
                                                                ------------    ------------
          Total current liabilities                                  496,292         699,372

Commitments and Contingencies (Notes 10 and 12)

Shareholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized;
    8,980,092 and 7,978,605 shares issued and outstanding at
    February 29, 2000 and February 28, 1999, respectively             89,801          79,786
  Paid-in capital                                                 29,878,836      28,601,398
  Accumulated deficit                                            (26,490,190)    (23,126,562)
                                                                ------------    ------------
          Total shareholders' equity                               3,478,447       5,554,622
                                                                ------------    ------------

          Total liabilities and shareholders' equity            $  3,974,739    $  6,253,994
                                                                ============    ============

    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION

                            STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED

                                                   February 29,   February 28,   February 28,
                                                       2000           1999          1998
                                                   -----------    -----------    -----------

Net sales                                          $ 1,346,114    $ 1,590,748    $ 1,818,663
Other revenue                                           55,036         30,448         72,003
                                                   -----------    -----------    -----------

     Total revenue                                   1,401,150      1,621,196      1,890,666
                                                   -----------    -----------    -----------

Cost of goods sold                                   1,227,927      2,541,145      3,209,875
Cost of other revenue                                    3,000          9,750         22,506
                                                   -----------    -----------    -----------

     Total cost of revenue                           1,230,927      2,550,895      3,232,381
                                                   -----------    -----------    -----------

     Gross profit (loss)                               170,223       (929,699)    (1,341,715)
                                                   -----------    -----------    -----------

Operating expenses:
  Selling, general and administrative                3,017,773      3,000,128      3,816,806
  Research, development and engineering                658,879        814,366        973,210
                                                   -----------    -----------    -----------

     Total operating expenses                        3,676,652      3,814,494      4,790,016
                                                   -----------    -----------    -----------

     Operating loss                                 (3,506,429)    (4,744,193)    (6,131,731)

Interest expense                                            --             --           (447)
Interest income                                        142,801        265,468        157,350
                                                   -----------    -----------    -----------

     Net loss                                      $(3,363,628)   $(4,478,725)   $(5,974,828)
                                                   ===========    ===========    ===========

Per-share data:
     Basic and diluted net loss per common share   $     (0.40)   $     (0.63)   $     (1.49)
                                                   ===========    ===========    ===========

Weighted average number of common
  shares outstanding                                 8,341,192      7,183,078      5,202,608
                                                   ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                                      C-PHONE CORPORATION

                                              STATEMENTS OF SHAREHOLDERS' EQUITY

                        for the Years Ended February 29, 2000, February 28, 1999 and February 28, 1998


                                          Common Stock                       Paid-in Capital                     Total
                                          ------------      Paid-in Capital     Preferred     Accumulated     Shareholders'
                                   Shares         Amount      Common Stock        Stock         Deficit          Equity
                                ------------   ------------   ------------    ------------    ------------    ------------
Balance, February 28, 1997         4,355,393   $     43,554   $ 13,530,208    $         --    $(10,848,837)   $  2,724,925

Exercise of employee stock
  options                             17,571            176         59,412              --              --          59,588
Expense for stock options
  granted to consultant                                             74,400              --              --          74,400
Stock issued to consultant             4,740             47         14,173              --              --          14,220
Issuance of common stock in
  March 1997 private
placement                            833,667          8,336      4,361,182              --              --       4,369,518
Issuance of common stock
  pursuant to contingent
  value rights issued in
  March 1997 private placement       136,863          1,369         (1,369)             --              --              --
  Issuance of preferred stock
  in December 1997 private
  placement                               --             --             --        (390,458)             --        (390,458)
To reflect beneficial
conversion
  feature of preferred stock              --             --             --       1,708,808      (1,708,808)             --
Accretion of preferred stock              --             --             --              --         (43,767)        (43,767)
Net loss                                  --             --             --              --      (5,974,828)     (5,974,828)
                                ------------   ------------   ------------    ------------    ------------    ------------

Balance, February 28, 1998         5,348,234         53,482     18,038,006       1,318,350     (18,576,240)        833,598

Exercise of stock options             57,749            578        304,359              --              --         304,937
Expense for stock options
  granted to consultant                   --             --         12,800              --              --          12,800
Common stock issued upon
 exercise of warrants                585,000          5,850      4,332,395              --              --       4,338,245
Accretion of preferred stock              --             --             --              --         (71,597)        (71,597)
Common stock issued upon
  conversion of preferred
  stock                            1,987,622         19,876      5,913,838      (1,318,350)             --       4,615,364
Net loss                                  --             --             --              --      (4,478,725)     (4,478,725)
                                ------------   ------------   ------------    ------------    ------------    ------------

Balance, February 28, 1999         7,978,605         79,786     28,601,398              --     (23,126,562)      5,554,622
                                ------------   ------------   ------------    ------------    ------------    ------------

Common stock issued to
  Sovereign Partners               1,001,487         10,015      1,277,438              --              --       1,287,453
Net loss                                  --             --             --              --      (3,363,628)     (3,363,628)
                                ------------   ------------   ------------    ------------    ------------    ------------

Balance, February 29, 2000         8,980,092   $     89,801   $ 29,878,836    $         --    $(26,490,190)   $  3,478,447
                                ============   ============   ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                                              C-PHONE CORPORATION

                                            STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED

                                                                  February 29,    February 28,   February 28,
                                                                     2000            1999           1998
                                                                 -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                                       $(3,363,628)   $(4,478,725)   $(5,974,828)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                  110,282        136,444        131,231
      Provision for inventory write-down and obsolescence             78,147        608,657        696,248
      Bad debt expense                                                 8,119        165,760        178,773
      Compensation expense of stock options                               --         12,800         74,400
      Compensation expense of stock issued to consultant                  --             --         14,220
      Changes in operating assets and liabilities:
        Accounts receivable                                         (112,899)        75,207       (103,415)
        Inventories                                                   47,571       (144,651)      (995,845)
        Prepaid expenses and other current assets                     29,204        (45,165)         8,338
        Other assets                                                 136,503        (93,817)       111,560
        Accounts payable                                             (50,751)      (489,717)       208,142
        Accrued expenses                                            (152,329)        97,423        (30,291)
                                                                 -----------    -----------    -----------
          Net cash used in operating activities                   (3,269,781)    (4,155,784)    (5,681,467)
                                                                 -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of restricted certificate of deposit                     (150,000)            --             --
  Equipment purchases, net of disposals                             (102,791)       (84,877)       (43,492)
                                                                 -----------    -----------    -----------
          Net cash used in investing activities                     (252,791)       (84,877)       (43,492)
                                                                 -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                      1,287,453             --             --
  Proceeds from exercise of stock options                                 --        304,937         59,588
  Proceeds from private placement of common stock, net                    --             --      4,369,518
  Proceeds from private placement of preferred stock, net                 --             --      4,109,542
  Proceeds from exercise of warrants, net                                 --      4,338,245             --
  Payment of capital lease obligations                                    --             --        (11,507)
                                                                 -----------    -----------    -----------
          Net cash provided by financing activities                1,287,453      4,643,182      8,527,141
                                                                 -----------    -----------    -----------

          Net (decrease) increase in cash and cash equivalents    (2,235,119)       402,521      2,802,182

Cash and cash equivalents, beginning of year                       4,602,752      4,200,231      1,398,049
                                                                 -----------    -----------    -----------

Cash and cash equivalents, end of year                           $ 2,367,633    $ 4,602,752    $ 4,200,231
                                                                 ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

1.      THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

        C-Phone was incorporated in the State of New York on March 28, 1986. We engineer, manufacture and market video conferencing systems. Our stand-alone video conferencing system line consists of several models, some of which operate over either analog or digital phone lines and some of which operate only over analog phone lines. We market our products primarily to business and special applications markets in the United States and internationally.

        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents includes all cash balances and highly liquid investments with a maturity of three months or less at the date of purchase.

        CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject us to concentrations of credit risk consist of trade receivables and cash deposits.

        Significant customers and concentrations of credit risk are discussed in
        Note 11. As discussed in Note 2, we maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of our financial instruments, which consist of cash and cash equivalents, approximates the fair value because of the short maturities of these investments.

        INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out "FIFO " basis) or market. Inventories are presented net of valuation allowances necessary to reduce inventories to their net realizable value.

        PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost and is depreciated by the double-declining-balance method over the estimated useful life of the assets, which range from three to seven years. Leasehold improvements are amortized over the remaining term of the lease or the useful life, if shorter. Major tooling costs are capitalized and amortized over the expected life of the tooling or the expected life of the related product, whichever is less. Expenditures for minor tooling, maintenance and repairs are charged to expense as incurred.

        Significant expenditures for betterments and renewals are capitalized. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition, and any gain or loss is reflected in operations.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

        1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We assess the impairment of our long-lived assets, including property, plant and equipment, whenever economic events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Long-lived assets are considered to be impaired when the sum of the expected future operating cash flows, undiscounted and without interest charges, is less than the carrying values of the related assets.

        INCOME TAXES

        We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that all deferred tax asset and liability balances be determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Our temporary differences consist primarily of net operating losses, depreciation, allowance for doubtful accounts receivable and inventory valuation reserves.

        REVENUE RECOGNITION

        Product revenues are recognized when the product is shipped, collection of the purchase price is probable and we have no significant further obligation to the customer. Costs of remaining insignificant obligations, if any, are accrued as costs of revenue at the time of revenue recognition.

        WARRANTY

        We generally provide a one-year warranty on our products. Estimated warranty expenses are accrued and charged to cost of goods sold when the related revenues are recognized.

        RESEARCH AND DEVELOPMENT COSTS

        Research and development expenditures are charged to expense as incurred.

        PREFERRED STOCK

        In December 1997, we issued 4,500 shares of the our Series A Convertible Preferred Stock, with an initial stated value of $1,000 per share which increased at the rate of 5% per annum. Each preferred share was convertible, from time to time, at the option of the holder, into a number of shares of our common stock as was determined by dividing the stated value of the preferred stock by the lesser of (x) $7.3575, and
        (y) 85% of the average of the closing bid price during such three consecutive trading day period selected by the holder during the 25-day trading period preceding the date of conversion. During the fiscal year ended February 28, 1999, all of these preferred shares were converted into 1,987,622 shares of our common stock.

        In its November 7,1997 Current Issues and Rulemaking Projects, the Securities and Exchange Commission addressed the issue of a "beneficial conversion feature", where securities may be convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the date of conversion. The beneficial conversion feature of the preferred stock is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The beneficial conversion feature of $1,708,808 was calculated at the date of issue as the difference between the conversion price and the fair value of our common stock. This amount is recognized as a return to the preferred shareholders over the minimum period in which the shareholders

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

        can realize the return. As there are no time restraints on the conversion, the full amount of the feature was amortized on the date of issuance.
1.      THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

        NET LOSS PER SHARE

        We calculate our earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the years ended February 29, 2000, February 28, 1999 and February 28, 1998, as they would be anti-dilutive.

        The accretion of the 5% annual increase in stated value of the preferred stock in the amount of $71,597 for fiscal 1999 increased the net loss attributable to common shareholders from $4,478,725 to $4,550,322, thereby increasing the net loss per share for fiscal 1999 from $0.62 to $0.63.

        The amortization of the beneficial conversion feature and the accretion of the 5% annual increase in stated value of the preferred stock in the total amount of $1,752,575 for fiscal 1998 increased the net loss attributable to common shareholders from $5,974,828 to $7,727,403 which increased the net loss per share for fiscal 1998 from $1.15 to $1.49.

        ACCOUNTING FOR STOCK OPTIONS

        We adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which permits us to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. As we have decided to continue to apply APB Opinion No. 25, we have not recognized any compensation cost for options granted under our Amended and Restated 1994 Stock Option Plan except for $12,800 for fiscal 1999 and $74,400 for fiscal 1998 related to the fair value of services rendered in exchange for options granted to consultants. However, we have disclosed in Note 6 the pro forma impact on net loss had compensation cost been determined based on the fair value of the options at the grant date.

        COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and displaying of comprehensive income and its components including revenues, expenses, gains and losses in a full set of general purpose financial statements, became effective for us in fiscal 1999. This statement requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. We had no items of other comprehensive income or loss during fiscal 2000, fiscal 1999 or fiscal 1998.

        ADVERTISING COSTS

        Advertising costs are expensed as incurred.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

1.      THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

        EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of the new statement will have a significant effect on our earnings or financial position.

2.      CASH AND CASH EQUIVALENTS

        We place our cash and cash equivalents with various financial institutions. At times, the amount of cash and cash equivalents in any one financial institution may be in excess of the FDIC insurance limits. At February 29, 2000 and February 28, 1999, our cash equivalents were primarily overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. The aggregate fair value of these investments approximated the amortized cost at February 29, 2000 and February 28, 1999.

3.      RESTRICTED CASH

        Our restricted cash consists of a certificate of deposit in a bank which is collateral for a letter of credit in the amount of $150,000. The letter of credit expires September 2, 2000, and was issued to our contract manufacturer to secure our obligations under our agreement with it. See Note 10.

4.      INVENTORIES

        Inventories consist of the following at February 29, 2000 and February 28, 1999:

                                                 2000                  1999
                                            --------------       -------------

         Raw materials                      $      378,866       $     382,789
         Work in process                           193,665             282,771
         Finished goods                            479,273             511,962
                                            --------------       -------------
                                            $    1,051,804       $   1,177,522
                                            ==============       =============

        We wrote down obsolete inventory in the amount of $78,147 in fiscal 2000 and $276,520 in fiscal 1999. Other inventory reserves were $471,581 and $621,736 at February 29, 2000 and February 28, 1999, respectively.

5.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at February 29, 2000 and February 28, 1999:

                                                 2000                 1999
                                            -------------        -------------

         Machinery and equipment            $     919,553        $     819,656
         Furniture and fixtures                    33,308               32,992
         Leasehold improvements                   101,782              101,782
                                            -------------        -------------
                                                1,054,643              954,430
         Less accumulated depreciation            949,527              841,823
          and amortization                  -------------        -------------
                                            $     105,116        $     112,607
                                            =============        =============

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

6.      SHAREHOLDERS' EQUITY

        (a) In connection with our initial public offering in August 1994, we granted to the managing underwriter warrants to purchase 200,000 shares of our common stock at $8.40 per share. On May 13, 1998, we reduced the exercise price of the warrants to $6.00 per share in consideration for (1) requiring payment of the exercise price for the warrants to be made in cash as opposed to the surrender of warrants and (2) changing the expiration date thereof from August 18, 1999 to May 21, 1998. On May 13, 1998, the closing sales price of our common stock was $9.75. The holders of the warrants exercised all of the warrants by May 15, 1998 and we received aggregate proceeds of $1,200,000.

        (b) During fiscal 1997, in conjunction with a one-year consulting agreement, we granted to a consultant a five-year option to purchase 25,000 shares of our common stock at a price of $3.375 per share, which was the market price of our common stock on the date of grant. During fiscal 1998, we granted this consultant another five-year option to purchase 24,000 shares at a price of $5.95 per share when we extended our agreement with the consultant for another year. The agreement was terminated in May 1998 and options to purchase 10,000 shares of our common stock under the second option were forfeited pursuant to the terms of the option. The options were granted in partial payment for services to be rendered by the consultant under the agreement, which services we valued at $12,800 for fiscal 1999 and $38,400 for fiscal 1998. Also during fiscal 1998, we granted to another consultant a five-year option to purchase 18,000 shares of our common stock at $7.8125 per share which was the market price of the stock on the date of grant. The relationship with the second consultant was terminated prior to the end of its six-months term and the right to exercise one-third of the option was forfeited pursuant to the terms of the option. The option was granted in partial payment for services to be rendered by the consultant, which services we valued at $36,000 for fiscal 1998. All of these amounts were expensed and, as a result, paid-in capital was increased by such amounts.

        (c) During the week of March 31, 1997, we completed a private placement, through a placement agent, of 833,667 shares of our common stock pursuant to which we received net proceeds of approximately $4,370,000, after payment of fees and expenses of approximately $632,000. Each of the shares issued was accompanied by the right, under certain circumstances, to receive additional shares of our common stock if the first sale of the shares through a broker-dealer were less than $8.00 per share. We issued 136,863 additional shares pursuant to these rights.

        (d) In December 1997, we completed a private placement in which we issued (a) 4,500 shares of a new Series A Convertible Preferred Stock, (b) Class A Warrants to purchase 315,000 shares of our common stock at an exercise price of $8.05 per share, and (c) Class B Warrants to purchase 135,000 shares of our common stock at an exercise price of $9.10 per share. We received net proceeds of approximately $4,110,000, after payment of fees and expenses of approximately $390,000. In connection with this transaction, we paid a finder's fee of $295,000 and issued to an affiliate of the finder a warrant, upon the same terms as the Class A Warrants, to acquire an aggregate of 185,000 shares of our common stock. All of the issued Series A Preferred Stock was converted during fiscal 1999 into a total of 1,987,622 shares of our common stock. During fiscal 1999, Class A Warrants and the warrants issued to the affiliate of the finder to purchase 325,000 shares of our common stock were exercised and we received aggregate proceeds of $2,616,250. The remaining Class A Warrants expired unexercised on December 19, 1998. Also during fiscal 1999, Class B Warrants to purchase 60,000 shares of our common stock were exercised and we received aggregate proceeds of $546,000. The remaining Class B Warrants will expire on December 19, 2000, if not exercised before then.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

6.      SHAREHOLDERS' EQUITY (Continued)

        (e) On September 18, 1998, we entered into a private equity credit agreement with Sovereign Partners, L.P. Pursuant to this agreement, Sovereign Partners agreed to purchase up to $5 million of our common stock during the 18-month period ending on September 30, 2000, subject to extension by mutual agreement. From time to time during the term of the agreement, but no more frequently than once every 30 days, we can require Sovereign Partners to purchase between $500,000 and $1 million of our common stock. The purchase price for each share of common stock to be paid by Sovereign Partners will equal 85% of the average closing bid price of the common stock during the five trading days immediately preceding the day we notify Sovereign Partners of a purchase obligation.

            Sovereign Partners's obligation to purchase our common stock is subject to certain conditions, including: (1) the average closing bid price of our common stock has been at least $1.00 per share for the 20 trading days preceding the date of our notice of purchase to Sovereign Partners; (2) our common stock continues to be traded on The Nasdaq Stock Market; (3) the total number of shares of common stock that we may sell to Sovereign Partners under the agreement cannot exceed 1,543,765 shares, unless we first obtain shareholder approval as required by the rules of The Nasdaq Stock Market, Inc.
            (4) the number of shares of common stock we may sell to Sovereign Partners on any draw date, when aggregated with all other shares then owned by Sovereign Partners, cannot exceed 9.9% of our total common stock then outstanding; and (5) a current prospectus must then be available to permit Sovereign Partners to publicly resell the shares of common stock that it acquires from us under the agreement. As we have registered only 1,500,000 shares for resale by Sovereign Partners, we cannot sell them more than this amount without registering additional shares.

            We have sold Sovereign Partners in excess of $1 million of our common stock under the agreement. As a result, we have the right to terminate the agreement without any further obligation to Sovereign Partners.

            During August 1999, we sold Sovereign Partners 395,426 shares of common stock under the agreement and received gross proceeds of $500,000, or $1.26 per share. Our net proceeds were $408,726 after related fees and expenses of $91,274. During November 1999, we sold Sovereign Partners 606,061 shares of common stock under the agreement and received gross proceeds of $1,000,000, or $1.65 per share. Our net proceeds were $878,727 after related fees and expenses of $121,273. In negotiating the November 1999 sale, Sovereign Partners waived the average closing bid price condition and agreed to a purchase price per share of $1.65.

            Sovereign Partners has agreed not to engage in any short sales of our common stock, except after it receives a purchase notice from us, and then only for the number of shares of common stock covered by our purchase notice.

            Under a related registration rights agreement, we have agreed to maintain effectiveness of a registration statement under the Securities Act for the resale by Sovereign Partners of the shares of common stock it purchases under the agreement. If we fail to maintain effectiveness of the registration statement, Sovereign Partners may require us to pay a penalty equal to 1% of the purchase price of the common stock then held by it for each 30-day period that the registration statement is not effective.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

6.      SHAREHOLDERS' EQUITY (Continued)

        In connection with our agreement with Sovereign Partners, we issued to Cardinal Capital Management, Inc., as finder, a two-year warrant expiring September 18, 2000 to purchase 100,000 shares of our common stock at an exercise price of $8.00 per share. If the closing sales price of our common stock exceeds $10.00 for five consecutive trading days, we may give Cardinal Capital notice of our intention to redeem the warrant. If Cardinal Capital does not exercise the warrant prior to the redemption date specified in our redemption notice, we may redeem the warrant for $1,000. The shares of our common stock issuable to Cardinal Capital upon exercise of this warrant have not been registered for sale under the Securities Act. We also paid Cardinal Capital a cash fee of $30,000 when we entered into the agreement and have agreed to pay Cardinal Capital an additional cash fee equal to 6% of the dollar amount of any sales of common stock to Sovereign Partners under the agreement, with our initial $30,000 payment to be credited against this fee.

7.      COMMON STOCK RESERVED FOR FUTURE ISSUANCE

        At February 29, 2000, we had reserved a total of 1,508,858 of our authorized 20,000,000 shares of common stock for future issuance as follows:

         Outstanding warrants                                            175,000
         Stock option plan                                               791,580
         Possible issuance under private equity credit agreement         542,278
                                                                     -----------
                                                                       1,508,858
                                                                     ===========

8.      STOCK OPTION PLAN

        Our stock option plan provides for the grant of options to officers, directors, employees and consultants. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. Options generally vest over a period of three years. The maximum term of an option is ten years. The plan will terminate in August 2004, though options granted prior to termination may expire after that date.

        Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan, excluding the grants to consultants discussed in Note 6, consistent with the method of Statement of Financial Accounting Standards No. 123 (see Note 2), our net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                           Fiscal 2000         Fiscal 1999            Fiscal 1998
                                      ------------------- --------------------- -----------------------
                                          As        Pro        As         Pro        As         Pro
                                       Reported    Forma    Reported     Forma    Reported     Forma
                                       --------    -----    --------     -----    --------     -----
        Net loss (in thousands)         $3,364     $3,403    $4,479     $4,787     $5,975     $6,247
        Net loss per share               $0.40      $0.41     $0.63      $0.68      $1.49      $1.54


                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

8.      STOCK OPTION PLAN (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants.

                                                2000                  1999             1998
                                                ----                  ----             ----
        Dividend yield                           0%                    0%                0%
        Expected volatility                     99.0%                 83.5%            81.4%
        Risk-free interest rate             5.17% to 6.24%            4.93%            6.25%
        Expected lives, in years               5 to 10                  5                5

        The weighted average fair value of options granted during fiscal 2000, fiscal 1999 and fiscal 1998 was $1.17, $2.03 and $4.16 per share, respectively.

        A summary of the status of our stock option plan at February 29, 2000, February 28, 1999 and February 28, 1998 and the changes during the years then ended is presented below:

                                                     2000                       1999                      1998
                                           -------------------------   -----------------------  ----------------------
                                                         Weighted                    Weighted                 Weighted
                                              Shares      Average         Shares     Average       Shares      Average
                                            Underlying   Exercise       Underlying   Exercise    Underlying   Exercise
                                             Options       Price         Options      Price        Options      Price
                                           ------------- -----------   -----------  ----------  ----------- ----------

Outstanding at beginning of year                407,277     $5.81          337,727     $6.07        275,200      $4.66
Granted                                         152,700     $1.55          167,150     $2.92        134,650      $8.11
Exercised                                            --        --          (57,749)    $5.21        (17,571)     $3.39
Forfeited                                      (168,627)    $4.61          (39,851)    $6.89        (54,552)     $4.86
                                            -----------                -----------               ----------
                                                391,350     $3.63          407,277     $4.67        337,727      $6.07
Outstanding at end of year
                                            ===========                ===========               ==========
Exercisable at end of year                      206,161     $4.92          203,844     $5.81        188,401      $5.47
                                            ===========                ===========               ==========

The following table summarizes information about stock options under the plan at February 29, 2000:

                                              Options Outstanding                           Options Exercisable
                             ------------------------------------------------------  -----------------------------------
                                                   Weighted
                                                   Average           Weighted
                                                  Remaining           Average                        Weighted
            Range of             Number          Contractual         Exercise        Number           Average
          Exercise Price      Outstanding           Life               Price       Exercisable    Exercise Price
         ------------------ ----------------  ------------------  -------------- --------------- ----------------
          $0.84 - $1.69          110,700             4.93             $1.17                --             --
          $2.59 - $3.38          170,100             3.20             $3.00           110,001          $3.10
          $4.38 - $4.50           11,500             6.68             $4.46             8,833          $4.48
          $5.95 - $6.91           30,900             3.71             $6.30            28,899          $6.26
          $7.00 - $7.50           39,000             2.08             $7.31            39,000          $7.31
              $8.38               25,650             2.71             $8.38            17,096          $8.38
              $10.38               3,500             2.19            $10.38             2,332         $10.38
                            ------------                                           ----------
                                 391,350                                              206,161
                            ============                                           ==========

Subsequent to February 29, 2000, we granted options to officers of our company and other employees to purchase a total of 136,500 shares of our common stock.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

9.      RETIREMENT PLAN

        Effective November 15, 1999, any of our full-time employees who has completed three months of service is eligible to participate in a company sponsored 401(k) plan. Contributions to the plan, which are determined at the discretion of our Board of Directors, were $3,090 for the year ended February 29, 2000.

10.     COMMITMENTS

        We lease office, manufacturing and warehouse space, totaling approximately 15,000 square feet, from two of our directors who also are our founders and principal shareholders. The lease currently expires on April 30, 2002 with monthly rental payments of $6,280; subject to increase on May 1, 2001. Under the lease, we pay all real estate taxes and maintenance costs, and maintain property and liability insurance on the leased property.

        The future minimum aggregate lease payments under this operating lease are as follows at February 29, 2000:

        Fiscal year ending February 28,
        -------------------------------
          2001                                         $      75,360
          2002                                                75,360
          2003                                                12,560
                                                       -------------
                                                       $     163,280
                                                       =============

        Rent expense was $75,360, $75,360 and $75,360 in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

        We have an agreement with our contract manufacturer that requires it to purchase certain raw materials based upon our forecast of expected delivery needs for our products. If our actual delivery needs are less than our forecasted amounts, we may be required to reimburse it for restocking fees and/or inventory holding costs as well as potentially purchasing certain excess stock of raw materials from it. At February 29, 2000, the amount of raw material inventory held by the outside manufacturer was $154,000 and our cost of undelivered product at the manufacturer's location was $42,000. Neither of these amount are included in inventory at February 29, 2000.

11.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        We monitor the granting of credit to all our customers and, generally, no collateral is required. In fiscal 2000, net revenues from one major customer exceeded 10% of total net revenues and, in fiscal 1999, net revenues from two major customers exceeded 10% of total net revenues. For fiscal 1998, we did not have any revenues from any single customer that exceeded 10% of total net revenues. Net revenues from these major customers were as follows:

                                 2000               1999              1998
                             -----------        -----------       -----------

        Customer A           $   186,858        $   117,637       $    36,443
        Customer B                 7,652            261,328             1,100
        Customer C                61,883            170,658            71,991
                             -----------        -----------       -----------
                             $   256,393        $   549,623       $   109,534
                             ===========        ===========       ===========

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

11.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK (Continued)

        Accounts receivable from these customers were as follows at February 29, 2000 and February 28, 1999

                                                      2000               1999
                                                 ------------        -----------

        Customer A                               $     71,668        $    49,886
        Customer B                                         --              3,860
        Customer C                                     58,283              4,208
                                                 ------------        -----------
                                                 $    129,951        $    57,954
                                                 ============        ===========

        We had net revenues from customers located outside of the United States of $329,062, $812,203 and $314,000 during fiscal 2000, fiscal 1999 and fiscal 1998, respectively. All of our foreign sales are denominated in U.S. dollars and generally are made either on a prepaid basis or against letters of credit.

12.     CONTINGENCIES

        An action by the former owner of the "C-Phone" trademark seeking to cancel our registration of the "C-Phone" trademark is pending before the U.S. Patent and Trademark Office's Trial and Appeals Board. If we are unable to satisfactorily resolve this matter with the former owner or are not successful in the current Patent and Trademark Office proceeding, we may need to change the identifying name on some of our products. In addition, we may determine that it is appropriate to change our corporate name. We also may be subject to damages, if it can be shown that we have infringed the former owner's common law rights.

        We also are involved in various legal proceedings which are incidental to the conduct of our business. Although the final resolution of these matters cannot be determined, our management's opinion is that the final outcome of these matters will not have a material adverse effect on our financial position or results of operations.

13.     INCOME TAXES

        The significant components of the deferred tax were as follows at February 29, 2000 and 1999:

                                                            2000           1999
                                                        -----------    -----------

         Net operating loss carryforwards               $ 9,225,635    $ 7,518,939
         Alternative minimum tax credit carryforwards            --          5,924
         Allowance for doubtful accounts                    196,361         83,927
         Research and development tax credit                     --        201,211
         Inventory reserve                                  247,213        602,593
         Fixed assets                                        76,157         67,732
         Unicap                                              46,273             --
         Other                                               32,798         31,708
                                                        -----------    -----------
         Deferred tax assets                              9,824,437      8,512,034
         Valuation allowance                             (9,824,437)    (8,512,034)
                                                        -----------    -----------
                  Net deferred tax assets               $        --    $        --
                                                        ===========    ===========

        We provide a valuation allowance for deferred tax assets that are not expected to be realized. Due to the recent net losses incurred by us, a valuation allowance has been established for all deferred tax assets.

                               C-PHONE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                              --------------------

13.     INCOME TAXES (Continued)

        Reconciliation of differences between the statutory U.S. Federal income tax rate and our effective tax rate are as follows:

                                                              2000            1999           1998
                                                           ---------       ----------      ---------
        Federal statutory income tax rate                      (34)%            (34)%          (34)%
        State income taxes, net of federal benefit              (5)              (5)            (5)
        Valuation allowance increase                            39               39             39
                                                           ---------       ----------      ---------
                                                                 0%               0%             0%
                                                           =========       ==========      =========

At February 29, 2000, we estimate that we had available net operating loss carryforwards of approximately $23,000,000 for Federal and state purposes, which may be used to reduce future taxable income, if any. The Federal carryforwards begin to expire in 2009 and the state carryforwards begin to expire in 2001. The Federal net operating loss carryforward may be subject to limitation under the rules regarding changes in stock ownership as determined under the Internal Revenue Code.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 7, 2000, we dismissed PricewaterhouseCoopers LLP as our independent accountants, and appointed the accounting firm of Ernst & Young, LLP. Our Audit Committee and Board of Directors participated and approved the decision to change independent accountants. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         In connection with its audits of the two most recent fiscal years and through March 7, 2000, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this Item 9 is incorporated by reference from our definitive proxy statement which we will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before June 29, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item 10 is incorporated by reference from our definitive proxy statement which we will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before June 29, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item 11 is incorporated by reference from our definitive proxy statement which we will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before June 29, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 9 is incorporated by reference from our definitive proxy statement which we will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 on or before June 29, 2000.

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


10.     Material contracts.


        10.1   (a) Lease, dated May 1, 1993, between C-Phone Corporation
                   and Daniel Flohr and Tina Jacobs(1)

               (b) Addendum, dated as of May 1, 1996, to Indenture of Lease, between C-Phone Corporation and Daniel Flohr and Tina
                   Jacobs(7)

               (c) Addendum, dated as of May 1, 1999, to Indenture of Lease, between C-Phone Corporation and Daniel Flohr and Tina Jacobs(10)

        10.2   (a) Employment Agreement, dated as of March 1, 1994, between
                   C-Phone Corporation and Daniel Flohr, as amended(8)

               (b) Amendment No. 2 to Employment Agreement, dated as of March
                   1, 1996, between C-Phone Corporation and Daniel Flohr(7)

        10.3   (a) Employment Agreement, dated as of March 1, 1994, between
                   C-Phone Corporation and Tina Jacobs, as amended(8)

               (b) Amendment No. 2 to Employment Agreement, dated as of March
                   1, 1996, between C-Phone Corporation and Tina Jacobs(7)

        10.4 Employment Agreement, dated as of December 3, 1998, between C-Phone Corporation and Stuart Ross(10)

        10.5 C-Phone Corporation Amended and Restated 1994 Stock Option Plan and form of Option Agreement(9)

        10.6   (a) Form of Securities Purchase Agreement, dated as of
                   December 17, 1997, between C-Phone Corporation and each purchaser party thereto(4)

               (b) Form of Registration Rights Agreement, dated December 19,
                   1997, between C-Phone Corporation and each purchaser party thereto(4)

        10.7   (a) Private Equity Credit Agreement, dated as of September 18,
                   1998, between C-Phone Corporation and Sovereign Partners, L.P.(6)

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

16. Letter on change in certifying accountant - Letter, dated March 6, 2000, from PricewaterhouseCoopers, LLP. (11)

18.     Letter on change in accounting principles - Not applicable.

21.     Subsidiaries of the small business issuer - None.

22.     Published report regarding matters submitted to vote of security holders
        - Not applicable.

23.     Consent of experts and counsel

        23.1   Consent of PricewaterhouseCoopers LLP

        23.2   Consent of Ernst & Young LLP

24.     Power of attorney - Not applicable.

27.     Financial Data Schedule

28. Information from reports furnished to state regulatory authorities - Not applicable.

99.     Additional Exhibits -  Not applicable.

-------------------

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

   (9) Incorporated by reference to an Exhibit filed as part of our Registration Statement on Form S-8 File No. 333-87865), filed on September 27, 1999.

   (10) Incorporated by reference to an Exhibit filed as part of our Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

   (11) Incorporated by reference to an Exhibit filed as part of our Current Report on Form 8-K, dated March 7, 2000.

(b) REPORTS ON FORM 8-K. We did not file a Current Report on Form 8-K during the quarter ended February 29, 2000; however, we did file a Current Report on Form 8-K on March 10, 2000, responding to Item 4 - "Changes in Registrant's Accountant" and Item 6 - "Other Events."

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 26, 2000
                                            C-PHONE CORPORATION

                                            By: /s/ PAUL H. ALBRITTON
                                                --------------------------------
                                                Paul H. Albritton, President and
                                                Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:

May 26, 2000                                /s/ PAUL H. ALBRITTON
                                            ------------------------------------
                                            Paul H. Albritton President,
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

May 26, 2000                                /s/ DANIEL P. FLOHR
                                            ------------------------------------
                                            Daniel P. Flohr
                                            Director

May 26, 2000                                /s/ TINA L. JACOBS
                                            ------------------------------------
                                            Tina L. Jacobs
                                            Director

May 26, 2000                                /s/ SEYMOUR L. GARTENBERG
                                            ------------------------------------
                                            Seymour L. Gartenberg
                                            Director

May 26, 2000                                /s/ E. HENRY MIZE
                                            ------------------------------------
                                            E. Henry Mize
                                            Director

May 26, 2000                                /s/ DONALD S. MCCOY
                                            ------------------------------------
                                            Donald S. McCoy
                                            Director

May 26, 2000                                /s/ STUART E. ROSS
                                            ------------------------------------
                                            Stuart E. Ross
                                            Director

May 26, 2000                                /s/ KURT SVENDSON
                                            ------------------------------------
                                            Kurt Svendson
                                            Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                 EXHIBIT INDEX

23.1         Consent of Ernst & Young LLP

23.2         Consent of PricewaterhouseCoopers LLP

27           Financial Data Schedule