Form 10QSB
period 2000-05-31
C-PHONE CORP
filed 2000-07-14
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                         Commission file number: 0-24426


                               C-PHONE CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



         NEW YORK                                               06-1170506
-------------------------------                              ------------------
(State or other jurisdiction of                                IRS Employer
incorporation or organization)                               Identification No.)


                             6714 Netherlands Drive
                        Wilmington, North Carolina 28405
                      ------------------------------------
                    (Address of principal executive offices)

                                 (910) 395-6100
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              8,990,092 shares of common stock as of July 13, 2000.


Transitional Small Business Disclosure Form      Yes [ ]        No  [X]

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of May 31, 2000 (unaudited)                         3
         and February 29, 2000

         Statements of Operations for the three months
         ended May 31, 2000 and 1999 (unaudited)                               4

         Statements of Cash Flows for the three months
         ended May 31, 2000 and 1999 (unaudited)                               5

         Notes to Unaudited Financial Statements                               6

Item 2.  Management's Discussion and Analysis or Plan of Operation             7


PART II. OTHER INFORMATION
10

Item 4.  Changes in Securities                                                10

Item 6.  Exhibits and Reports on Form 8-K                                     10


SIGNATURES                                                                    11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               C-PHONE CORPORATION
                                 BALANCE SHEETS

                                                                May 31, 2000  February 29, 2000
                                                                ------------  -----------------
         ASSETS                                                  (unaudited)
Current assets:
  Cash and cash equivalents                                     $  1,828,396    $  2,367,633
  Restricted cash                                                    150,000         150,000
  Accounts receivable, net of allowance for doubtful
    accounts of $80,000 at May 31, 2000 (unaudited)
    and $83,086 at February 29, 2000                                 333,860         210,497
  Inventories, net                                                 1,005,807       1,051,804
  Prepaid expenses and other current assets                           80,510          89,689
                                                                ------------    ------------
          Total current assets                                     3,398,573       3,869,623

Property and equipment, net                                           84,729         105,116
                                                                ------------    ------------

          Total assets                                          $  3,483,302    $  3,974,739
                                                                ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $    220,922    $    255,551
  Accrued expenses                                                   242,101         240,741
  Deferred revenue                                                     1,150              --
                                                                ------------    ------------
          Total current liabilities                                  464,173         496,292


Shareholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized;
    8,990,092 and 8,980,092 shares, respectively, issued
    and outstanding  at May 31, 2000 (unaudited) and
    February 29, 2000                                                 89,901          89,801
  Paid-in capital                                                 29,903,111      29,878,836
  Accumulated deficit                                            (26,973,883)    (26,490,190)
                                                                ------------    ------------
          Total shareholders' equity                               3,019,129       3,478,447
                                                                ------------    ------------
          Total liabilities and shareholders' equity            $  3,483,302    $  3,974,739
                                                                ============    ============

    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     Three Months Ended May 31,
                                                      2000             1999
                                                   -----------      -----------

Net sales                                          $   379,834      $   385,870
Other revenue                                            1,575               --
                                                   -----------      -----------
     Total revenue                                     381,409          385,870


Cost of goods sold                                     252,229          377,851
                                                   -----------      -----------

     Gross profit                                      129,180            8,019
                                                   -----------      -----------

Operating expenses:
  Selling, general and administrative                  486,180          845,258
  Research, development and engineering                156,036          191,778
                                                   -----------      -----------
     Total operating expenses                          642,216        1,037,036
                                                   -----------      -----------

     Operating loss                                   (513,036)      (1,029,017)

Interest income                                         29,343           42,688
                                                   -----------      -----------

     Net loss                                      $  (483,693)     $  (986,329)
                                                   ===========      ===========

Per-share data:
     Basic and diluted net loss per
        common share                               $     (0.05)     $     (0.12)
                                                   ===========      ===========

Weighted average number of common
     shares outstanding                              8,989,331        7,978,605
                                                   ===========      ===========




    The accompanying notes are an integral part of the financial statements.


                               C-PHONE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Three Months Ended May 31,
                                                      --------------------------
                                                         2000            1999
                                                      -----------    -----------
Cash flows from operating activities:
Net Loss                                                 (483,693)   $  (986,329)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                        20,387         27,999
      Bad debt (recoveries) expense, net                  (17,736)         1,843
      Changes in operating assets and liabilities:
        Accounts receivable                              (105,627)      (201,321)
        Inventories                                        45,997         53,411
        Prepaid expenses and other current assets           9,179         14,620
        Other assets                                           --        (16,108)
        Accounts payable                                  (34,629)       181,063
        Accrued expenses                                    1,360        (63,956)
        Deferred revenue                                    1,150             --
                                                      -----------    -----------
          Net cash used in operating activities          (563,612)      (988,778)

Cash flows from investing activities:
  Equipment purchases                                          --        (13,365)
          Net cash used in investing activities                --        (13,365)

Cash flows from financing activities:
  Proceeds from issuance of common stock                   24,375             --
                                                      -----------    -----------
          Net cash provided by financing activities        24,375             --
                                                      -----------    -----------

          Net decrease in cash and cash equivalents      (539,237)    (1,002,143)
                                                      -----------    -----------

Cash and cash equivalents, beginning of period          2,367,633      4,602,752
                                                      -----------    -----------

Cash and cash equivalents, end of period              $ 1,828,396    $ 3,600,609
                                                      ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  MAY 31, 2000


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of our company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and
     Item 310(b) of Regulation SB. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, these financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth in these financial statements. Our operating results for the three month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for our current fiscal year, which will end on February 28, 2001. These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for our previous fiscal year, which ended on February 29, 2000.

2.   RESTRICTED CASH

     Our restricted cash consists of a certificate of deposit in a bank, which is collateral for a letter of credit in the amount of $150,000. The letter of credit expires September 2, 2000, and was issued to our contract manufacturer to secure our obligations under our agreement with it.

3.   STOCK OPTIONS

     As of May 31, 2000, options for 536,850 shares of our common stock were outstanding under our 1994 Amended and Restated Stock Option Plan. Of such options, 93,900 are non-qualified options exercisable at prices ranging from $0.8438 to $7.00 per share, depending upon the date of grant, and 442,950 are incentive stock options exercisable at prices ranging from $0.8438 to $10.375 per share, depending upon the date of the grant. As of May 31, 2000, 83,420 shares of our common stock had been issued upon exercise of options granted under this plan. Due to vesting provisions, only options to acquire 197,340 shares of our common stock were exercisable as of May 31, 2000. The following table summarizes certain information with respect to exercisable options as of this date:


                                                          Number of
           Range of                                      Exercisable
        Exercise Price                                     Options
------------------------------                       -------------------
        $2.69 - $3.00                                       57,051
        $3.13 - $4.50                                       71,784
        $5.95 - $6.91                                       28,901
        $7.00 - $7.50                                       19,000
        $8.38 - $10.38                                      20,604
                                                     -------------------
                                                           197,340


4.   NET LOSS PER SHARE

     We calculate our earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of our statement of operations. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the three months ended May 31, 2000 and May 31, 1999, as they would be anti-dilutive.

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

Recent Equity Offerings

     Agreement with Sovereign. On September 18, 1998, we entered into a private equity credit agreement with Sovereign Partners, L.P. Pursuant to the agreement, Sovereign agreed to purchase our common stock during the 18-month period ending on September 30, 2000, subject to extension by mutual agreement. From time to time during the term of the agreement, but no more frequently than once every 30 days, we can require Sovereign to purchase between $500,000 and $1,000,000 of our common stock until all these purchases total $5,000,000. The purchase price for each share will equal 85% of the average closing bid price of our common stock during the five trading days immediately preceding the day we notify Sovereign of a purchase obligation. We have registered 1,500,000 shares of our common stock to sell to Sovereign. As of May 31, 2000, we had sold 1,001,487 shares to Sovereign for gross proceeds of $1,500,000.

     Sovereign' obligation to purchase shares of our common stock is subject to certain conditions (any of which can be waived, but only by Sovereign), including:

o The average closing bid price of our common stock being at least $1.00 per share for the 20 trading days preceding the date of our notice of purchase to Sovereign.

o    Our common stock continuing to be traded on The Nasdaq Stock Market.

o The total number of shares of common stock that we may sell to Sovereign under the agreement cannot exceed 1,543,765 shares, unless we first obtain shareholder approval as required by the rules of The Nasdaq Stock Market.

o The number of shares of common stock we may sell to Sovereign on any draw date, when aggregated with all other shares then owned by Sovereign, cannot exceed 9.9% of our total common stock then outstanding.

o A current prospectus must then be available to permit Sovereign to publicly resell the shares of common stock that it acquires from us. As we have registered only 1,500,000 shares for resale by Sovereign, we cannot sell them more than this amount without registering additional shares.

     As we have sold Sovereign in excess of $1,000,000 of our common stock under the agreement, we have the right to terminate the agreement without any further obligation to Sovereign.

     Sovereign has agreed not to engage in any short sales of our common stock, except after it receives a purchase notice from us, and then only for the number of shares of common stock covered by our purchase notice.

     Under a related registration rights agreement, we have agreed to maintain effectiveness of a registration statement for the resale by Sovereign of the shares it purchases from us. If we fail to maintain effectiveness of the registration statement after we have sold our shares to Sovereign and before Sovereign resells such shares, Sovereign may require us to pay a penalty equal to 1% of the purchase price of the shares of common stock then held by Sovereign for each 30-day period that the registration statement is not effective.

     In connection with the agreement, we issued to Cardinal Capital Management, Inc., as finder, a two-year warrant expiring September 18, 2000 to purchase 100,000 shares of our common stock at an exercise price of $8.00 per share. If the closing sales price of our common stock exceeds $10.00 for five consecutive trading days, we may give Cardinal notice of our intention to redeem the warrant. If Cardinal does not exercise the warrant prior to the redemption date specified in our redemption notice, we may redeem the warrant for $1,000. The shares of our common stock issuable to Cardinal upon exercise of this warrant have not been registered for sale under the Securities Act, although we may register these shares in the future. We also paid Cardinal a cash fee of $30,000 when we entered into the agreement and have agreed to pay Cardinal an additional cash fee equal to 6% of the dollar amount of any sales of common stock to Sovereign under the agreement, with our initial $30,000 payment to be credited against this fee. To date, we have paid Cardinal a total of $90,000 in cash fees.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED MAY 31, 2000 (FIRST QUARTER OF FISCAL 2001) AS COMPARED TO FISCAL QUARTER ENDED MAY 31, 1999 (FIRST QUARTER OF FISCAL 2000)

     Revenues. Net sales decreased 2% to $379,834 in the first quarter of fiscal 2001 from $385,870 in the first quarter of fiscal 2000. Other revenue during the first quarter of fiscal 2001 was $1,575, which consisted primarily of training fees. There was no such other revenue during the first quarter of fiscal 2000. As a result of the foregoing, our total revenues decreased 1% to $381,409 in the first quarter of fiscal 2001 from $385,870 in the first quarter of fiscal 2000. During the first quarter of fiscal 2001, 54% of total revenues were derived from a single customer, while no single customer was responsible for more than 24% of total revenues during the first quarter of fiscal 2000.

     Cost of revenue. Cost of goods sold decreased 33% to $252,229, or to 66% of net sales, in the first quarter of fiscal 2001 from $377,851, or 98% of net sales, in the first quarter of fiscal 2000. The decrease in cost of goods sold was the result of higher margins on our newer products and our decision to more heavily rely on contract manufacturers to manufacture and assemble most of our products. There was no cost directly associated with other revenue in the first quarter of fiscal 2001.

         Gross profit. Gross profit increased to $129,180, or 34% of revenues, in the first quarter of fiscal 2001 from $8,019, or 2% of revenues, in the first quarter of fiscal 2000. The increase in gross profit was primarily the result of the lower cost of good sold, as discussed above.

         Selling, general and administrative. Selling, general and administrative expenses decreased 42% to $486,180, or 127% of revenues, in the first quarter of fiscal 2001 from $845,258, or 219% of revenues, in the first quarter of fiscal 2000. In January 2000, we made the decision to focus more on developing OEM and licensing arrangements and less on building our own distribution channels. Our change in focus allowed us to significantly reduce headcount and expenses. As the result of our restructuring, selling, marketing and customer support expenses decreased 54% to about $187,000 in the first quarter of fiscal 2001 from about $408,000 in the first quarter of fiscal 2000 and administration and general expenses decreased 27% to about $317,000 in the first quarter of fiscal 2001 from about $435,000 in the first quarter of fiscal 2000. We had net bad debt recoveries of about $18,000 in the first quarter of fiscal 2001 as compared to a net bad debt expense of about $2,000 in the first quarter of fiscal 2000.

         Research, development and engineering. Research, development and engineering expenses decreased 19% to $156,036, or 41% of revenues, in the first quarter of fiscal 2001 from $191,778, or 50% of revenues, in the first quarter of fiscal 2000. The decrease was primarily the result of a reduction in personnel and related development expenses due to the previous completion of the development of our current products. All of these costs were charged to operations as incurred and were funded by our cash reserves. While we expect to continue to invest significant resources during the foreseeable future in engineering and the development of enhancements to our existing products, we anticipate that these expenses for fiscal 2001 will be less than the comparable fiscal 2000 levels.

         Operating loss. As a result of the factors discussed above, our operating loss decreased 50% to $513,036 in the first quarter of fiscal 2001 from $1,029,017 in the first quarter of fiscal 2000.

         Interest. Interest income decreased 31% to $29,343 in the first quarter of fiscal 2001 from $42,688 in the first quarter of fiscal 2000, as a result of a decrease in available cash for investments due to the continued use of our cash to fund operations.


LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily from the proceeds of sale of our securities. See "Recent Equity Offerings" for information concerning recent sales to Sovereign.

         At May 31, 2000, we had working capital of $2,934,400, as compared to $3,373,331, at February 29, 2000, a decrease of $438,931. Our cash and cash equivalents were $1,828,396 at May 31, 2000, as compared to $2,367,633 at February 29, 2000. Our invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. Our restricted cash consisted of a $150,000 certificate of deposit pledged by us to a bank to secure a letter of credit which expires in September 2000. During the first quarter of fiscal 2001, our operating activities used $563,612 of net cash, primarily to fund operating activities and our financing activities provided $24,375 of net cash from the sale of 10,000 shares of our common stock (See Part II, Item 4 below).

         We lease our facility and own our manufacturing equipment free from any liens or other encumbrances. As of May 31, 2000, we had no material commitments for capital expenditures.

         Due to the restructuring of our operations to reduce ongoing operating expenses and increasing our focus on attempting to develop major OEM, distribution and licensing relationships, we expect that our current expenditures for selling and marketing expenses will decrease from fiscal 2000 levels. While we expect to continue to expend resources for product development and engineering, we currently anticipate that these expenditures will decrease from the levels incurred in fiscal 2000. We also are exploring certain strategic initiatives.

         We believe that our current working capital, together with available proceeds from our agreement with Sovereign, will be sufficient to meet our projected operating needs and capital expenditures, at least through the end of fiscal 2001. However, if our products gain significant market acceptance, we may need to obtain additional working capital for the carrying of accounts receivable and inventory. See "Factors That Could Effect Us - We Will Require Significant Additional Capital To Become Profitable, Which Capital May Not Be Readily Available" in Item 1. - "Description of Business." of our Annual Report on Form 10-KSB for our fiscal year ended February 29, 2000. This would require us to obtain even more working capital. We anticipate that these additional funds should be available through one or more possible sources, including:

o        the sale of our common stock pursuant to our agreement with Sovereign;

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We have made statements in this Quarterly Report on Form 10-QSB that are "forward-looking statements" within the meaning of the Securities Act and the Securities Exchange Act. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above in this section, could cause our performance to differ from the expectations implied by our forward-looking statements:

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

PART II. OTHER INFORMATION

Item 4.  CHANGES IN SECURITIES

         On March 3, 2000, we sold 10,000 shares of our common stock to Mr. Paul Albritton, our President and Chief Executive Officer, at a price of $2.4375 per share (the closing sales price on that day) in a private sale exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Act.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  None

         (b)      REPORTS ON FORM 8-K

                   On March 10, 2000, we filed a Current Report on Form 8-K responding to Item 4 - Changes in Registrant's Certifying Accountants" and Item 6 - "Other Events."



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             C-PHONE CORPORATION

Date: July 14, 2000          By: /s/ PAUL H. ALBRITTON
                                 -----------------------------------------------
                                 Paul H. Albritton
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date: July 14, 2000          By: /s/ KURT SVENDSON
                                 -----------------------------------------------
                                 Kurt Svendson
                                 Vice President and Chief Financial Officer
                                 (Principal Accounting and Financial Officer)