Form 10QSB
period 2000-08-31
C-PHONE CORP
filed 2000-10-16
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

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

            8,990,092 shares of common stock as of October 13, 2000.
            ---------                              ----------------

Transitional Small Business Disclosure Form   Yes [ ]  No [X]

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets as of August 31, 2000 (unaudited)
         and February 29, 2000                                             3

         Statements of Operations for the three and six
         months ended August 31, 2000 and 1999 (unaudited)                 4

         Statements of Cash Flows for the six months
         ended August 31, 2000 and 1999 (unaudited)                        5

         Notes to Unaudited Financial Statements                           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         7


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 11


SIGNATURES                                                                12

PART I.  FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                               C-PHONE CORPORATION
                                 BALANCE SHEETS

                                                           August 31,     February 29,
                                                              2000            2000
                                                          ------------    ------------
      ASSETS                                              (unaudited)
Current assets:
  Cash and cash equivalents                               $  1,214,201    $  2,367,633
  Restricted cash                                              150,000         150,000
  Accounts receivable, net of allowance for doubtful           530,752         210,497
    accounts of $132,306 at August 31, 2000 (unaudited)
    and $83,086 at February 29, 2000
  Inventories, net                                             855,786       1,051,804
  Prepaid expenses and other current assets                    126,574          89,689
                                                          ------------    ------------
          Total current assets                               2,877,313       3,869,623

Property and equipment, net                                     73,266         105,116
Other assets                                                    13,750              --
                                                          ------------    ------------

          Total assets                                    $  2,964,329    $  3,974,739
                                                          ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $    220,347    $    255,551
  Accrued expenses                                             299,635         240,741
  Deferred revenue                                                 850              --
                                                          ------------    ------------
          Total current liabilities                            520,832         496,292


Shareholders' equity:
  Common stock, $.01 par value; 20,000,000 shares               89,901          89,801
    authorized; 8,990,092 and 8,980,092 shares,
    respectively, issued and outstanding at
    August 31, 2000 (unaudited) and February 29, 2000
  Paid-in capital                                           29,903,111      29,878,836
  Accumulated deficit                                      (27,549,515)    (26,490,190)
                                                          ------------    ------------
          Total shareholders' equity                         2,443,497       3,478,447
                                                          ------------    ------------
          Total liabilities and shareholders' equity      $  2,964,329    $  3,974,739
                                                          ============    ============

    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three Months Ended             Six Months Ended
                                                   August 31,                   August 31,
                                          --------------------------    --------------------------
                                              2000           1999           2000           1999
                                          -----------    -----------    -----------    -----------
Net sales                                 $   640,257    $   370,499    $ 1,020,092    $   756,369
Other revenue                                  36,190         10,000         37,765         10,000
                                          -----------    -----------    -----------    -----------
     Total revenue                            676,447        380,499      1,057,857        766,369
                                          -----------    -----------    -----------    -----------

Cost of goods sold                            456,916        300,051        709,145        677,902
Cost of other revenue                          14,304          3,000         14,304          3,000
                                          -----------    -----------    -----------    -----------
     Total cost of revenue                    471,220        303,051        723,449        680,902
                                          -----------    -----------    -----------    -----------

     Gross profit                             205,227         77,448        334,408         85,467
                                          -----------    -----------    -----------    -----------

Operating expenses:
  Selling, general and administrative         671,847        840,626      1,158,028      1,685,884
  Research, development and engineering       132,554        170,970        288,590        362,748
                                          -----------    -----------    -----------    -----------
     Total operating expenses                 804,401      1,011,596      1,446,618      2,048,632
                                          -----------    -----------    -----------    -----------

     Operating loss                          (599,174)      (934,148)    (1,112,210)    (1,963,165)

Interest income                                23,542         34,533         52,885         77,221
                                          -----------    -----------    -----------    -----------

     Net loss                             $  (575,632)   $  (899,615)   $(1,059,325)   $(1,885,944)
                                          ===========    ===========    ===========    ===========

Per-share data:
     Basic and diluted net loss per
        common share                      $     (0.06)   $     (0.11)   $     (0.12)   $     (0.24)
                                          ===========    ===========    ===========    ===========

Weighted average number of common
     shares outstanding                     8,990,092      7,988,136      8,989,712      7,983,371
                                          ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     Six Months Ended August 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(1,059,325)   $(1,885,944)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                       41,371         53,057
      Bad debt expense, net of recoveries                 24,106          5,268
      Provision for inventory obsolescence                    --         17,596
      Changes in operating assets and liabilities:
        Accounts receivable                             (344,361)      (177,867)
        Inventories                                      196,018         90,999
        Prepaid expenses and other current assets        (36,885)        11,605
        Other assets                                     (13,750)        57,665
        Accounts payable                                 (35,204)       188,545
        Accrued expenses                                  58,894        (96,301)
        Deferred revenue                                     850             --
                                                     -----------    -----------
          Net cash used in operating activities       (1,168,286)    (1,735,377)
                                                     -----------    -----------

Cash flows from investing activities:

  Purchase of restricted certificate of deposit               --       (150,000)
  Equipment purchases                                     (9,521)       (75,087)
                                                     -----------    -----------
          Net cash used in investing activities           (9,521)      (225,087)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                  24,375        408,726
                                                     -----------    -----------
          Net cash provided by financing activities       24,375        408,726
                                                     -----------    -----------

          Net decrease in cash and cash equivalents   (1,153,432)    (1,551,738)
                                                     -----------    -----------

Cash and cash equivalents, beginning of period         2,367,633      4,602,752
                                                     -----------    -----------

Cash and cash equivalents, end of period             $ 1,214,201    $ 3,051,014
                                                     ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 AUGUST 31, 2000

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of our company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Item 310(b) of Regulation SB. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, these financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth in these financial statements. Our operating results for the three and six month periods ended August 31, 2000 are not necessarily indicative of the results that may be expected for our current fiscal year, which will end on February 28, 2001. These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for our previous fiscal year, which ended on February 29, 2000.

2.   RESTRICTED CASH

     Our restricted cash consisted of a certificate of deposit in a bank, which is collateral for a letter of credit in the amount of $150,000. The letter of credit expires on September 2, 2001, and was issued to our contract manufacturer to secure our obligations under our agreement with it.

3.   STOCK OPTIONS

     As of August 31, 2000, options for 550,684 shares of our common stock were outstanding under our 1994 Amended and Restated Stock Option Plan. Of such options, 101,400 are non-qualified options exercisable at prices ranging from $0.8438 to $7.00 per share, depending upon the date of grant, and 449,284 are incentive stock options exercisable at prices ranging from $0.8438 to $10.375 per share, depending upon the date of the grant. As of August 31, 2000, 83,420 shares of our common stock had been issued upon exercise of options granted under this plan. Due to vesting provisions, only options to acquire 206,840 shares of our common stock were exercisable as of August 31, 2000. The following table summarizes certain information with respect to exercisable options as of this date:

                                               Number of
                  Range of                    Exercisable
               Exercise Price                   Options
               --------------                 -----------
                $1.69 - $3.00                     64,885
                $3.13 - $4.50                     73,117
                $5.95 - $6.91                     29,234
                $7.00 - $7.50                     19,000
               $8.38 - $10.38                     20,604
                                              -----------
                                                 206,840
                                              ===========

4.   NET LOSS PER SHARE

     We calculate our earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of our statement of operations. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the six months ended August 31, 2000 and August 31, 1999, as they would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We are engaged primarily in the engineering, manufacturing and marketing of video conferencing systems. Our video conferencing products are designed to operate primarily over either a regular, analog telephone line or ISDN , a type of digital telephone line, and are available in configurations for the U.S. market as well as most international markets.

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

RECENT EQUITY OFFERINGS

         Agreement with Sovereign. On September 18, 1998, we entered into a private equity credit agreement with Sovereign Partners, L.P. Pursuant to the agreement, Sovereign agreed to purchase our common stock during the 18-month period, which ended on September 30, 2000. The agreement provided that the purchase price for each share of our common stock was equal to 85% of the average closing bid price of our common stock during the five trading days immediately preceding the day we notify Sovereign of a purchase obligation. We sold a total of 1,001,487 shares of our common stock to Sovereign under this agreement and received gross proceeds of $1,500,000.

         In connection with the agreement, we issued to Cardinal Capital Management, Inc., as finder, a two-year warrant to purchase 100,000 shares of our common stock at an exercise price of $8.00 per share. This warrant expired unexercised on September 18, 2000. We also paid Cardinal a total of $90,000 in cash fees.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED AUGUST 31, 2000 (SECOND QUARTER OF FISCAL 2001) AS COMPARED TO FISCAL QUARTER ENDED AUGUST 31, 1999 (SECOND QUARTER OF FISCAL 2000)

         Revenues. Net sales increased 73% to $640,257 in the second quarter of fiscal 2001 from $370,499 in the second quarter of fiscal 2000. The increase in net sales was primarily the result of sales to one customer that represented 57% of our total net sales during the second quarter of fiscal 2001. The sales to this customer consisted of older generation products, which were customized to meet the customer's particular application. By the end of the quarter, we had sold substantially all of these products. We are developing a new product which we expect to be available in December 2000. We believe this new product will be acceptable to this customer although we have not yet received any product orders. Other revenue during the second quarter of fiscal 2001 was $36,190, which consisted primarily of fees for engineering design and development, while other revenue during the second quarter of fiscal 2000 was $10,000, which consisted of software development fees. As a result of the foregoing, our total revenues increased 78% to $676,447 in the second quarter of fiscal 2001 from $380,499 in the second quarter of fiscal 2000.

         Cost of revenue. Cost of goods sold increased 52% to $456,916, or 71% of net sales, in the second quarter of fiscal 2001 from $300,051, or 81% of net sales, in the second quarter of fiscal 2000. The increase in cost of goods sold was primarily related to the increase in net sales. However, cost of goods sold as a percentage of net sales decreased as a result of increased margins, primarily resulting from efficiencies obtained from the increase in unit volume. The cost associated with other revenue in both the second quarter of fiscal 2001 and the second quarter of fiscal 2000 represents an allocation of salaries and benefits of engineering personnel directly related to the generation of the other revenue.

         Gross profit. Gross profit increased to $205,227, or 30% of revenues, in the second quarter of fiscal 2001, from $77,448, or 20% of revenues, in the second quarter of fiscal 2000. The increase in gross profit was primarily the result of the increase in net sales and the related decrease in the percentage of cost of goods sold to net sales, as discussed above.

         Selling, general and administrative. Selling, general and administrative expenses decreased 20% to $671,847, or 99% of revenues, in the second quarter of fiscal 2001 from $840,626, or 221% of revenues, in the second quarter of fiscal 2000. In January 2000, we made the decision to focus more on developing OEM and licensing arrangements and less on building our own distribution channels. Our change in focus allowed us to significantly reduce headcount and expenses. As the result of our restructuring, selling, marketing and customer support expenses decreased 40% to about $240,000 in the second quarter of fiscal 2001 from about $400,000 in the second quarter of fiscal 2000 and administration and general expenses decreased 10% to about $390,000 in the second quarter of fiscal 2001 from about $435,000 in the second quarter of fiscal 2000. During the second quarter of fiscal 2001, we accrued about $80,000 relating to the settlement of employment contracts with Daniel Flohr and Tina Jacobs in connection with the reduction in their duties. We had net bad debt expense of about $42,000 in the second quarter of fiscal 2001 as compared to a net bad debt expense of about $3,000 in the second quarter of fiscal 2000. The increase in bad debt expense was primarily related to the increase in revenues.

         Research, development and engineering. Research, development and engineering expenses decreased 22% to $132,554, or 20% of revenues, in the second quarter of fiscal 2001 from $170,970, or 45% of revenues, in the second quarter of fiscal 2000. The decrease was primarily the result of a reduction in personnel and related development expenses due to the previous completion of the development of many of our current products and the allocation of about $14,000 of expenses related to the cost of other revenue, discussed above. All of these costs were charged to operations as incurred and were funded by our cash reserves. While we expect to continue to invest significant resources during the foreseeable future in engineering and the development of enhancements to our existing product line, we anticipate that these expenses for fiscal 2001 will be less than the comparable fiscal 2000 levels.

         Operating loss. As a result of the factors discussed above, our operating loss decreased 36% to $599,174 in the second quarter of fiscal 2001 from $934,148 in the second quarter of fiscal 2000.

         Interest. Interest income decreased 32% to $23,542 in the second quarter of fiscal 2001 from $34,533 in the second quarter of fiscal 2000, as a result of a decrease in available cash for investments due to the continued use of our cash to fund operations.

SIX MONTHS ENDED AUGUST 31, 2000 AS COMPARED TO SIX MONTH ENDED AUGUST 31, 1999

         Revenues. Net sales increased 35% to $1,020,092 in the first six months of fiscal 2001 from $756,369 in the first six months of fiscal 2000. The increase in net sales was primarily the result of sales to two customers that represented 56% of our total net sales during the first six months of fiscal 2001. The sales to one of these customers comprised about 36% of our net sales for the six months and consisted of older generation products, which were customized to meet this customer's particular application. By the end of the quarter, we had sold substantially all of these products. We are developing a new product which we expect to be available in December 2000. We believe this new product will be acceptable to this customer although we have not yet received any product orders. Sales to the other customer consisted of a current product under a branded products agreement with the company and comprised about

20% of our net sales during the six months. Other revenue during the first six months of fiscal 2001 was $37,765, which consisted primarily of fees for engineering design and development, while other revenue for the first six months of fiscal 2000 was $10,000, which consisted of software development fees. As a result of the foregoing, our total revenues increased 38% to $1,057,857 in the first six months of fiscal 2001 from $766,369 in the first six months of fiscal 2000.

         Cost of revenue. Cost of goods sold increased 5% to $709,145, or 70% of net sales, in the first six months of fiscal 2001 from $677,902, or 90% of net sales, in the first six months of fiscal 2000. The increase in cost of goods sold was primarily related to the increase in net sales. However, cost of goods sold as a percentage of net sales decreased as a result of increased margins, primarily resulting from efficiencies obtained from the increase in unit volume. The cost associated with other revenue in both the first six months of fiscal 2001 and the first six months of fiscal 2000 represents an allocation of salaries and benefits of engineering personnel directly related to the generation of the other revenue.

         Gross profit. Our gross profit increased to $334,408, or 32% of revenues, in the first six months of fiscal 2001, from $85,467 or 11% of revenues, in the first six months of fiscal 2000. The increase in gross profit was primarily the result of the increase in net sales and the related decrease in the percentage of cost of goods sold to net sales, as discussed above.

         Selling, general and administrative. Selling, general and administrative expenses decreased 31% to $1,158,028, or 109% of revenues, in the first six months of fiscal 2001 from $1,685,884, or 220% of revenues, in the first six months of fiscal 2000. In January 2000, we made the decision to focus more on developing OEM and licensing arrangements and less on building our own distribution channels. Our change in focus allowed us to significantly reduce headcount and expenses. As the result of our restructuring, selling, marketing and customer support expenses decreased 48% to about $425,000 in the first six months of fiscal 2001 from about $810,000 in the first six months of fiscal 2000 and administration and general expenses decreased 18% to about $710,000 in the first six months of fiscal 2001 from about $870,000 in the first six months of fiscal 2000. During the second quarter of fiscal 2001, we accrued about $80,000 relating to the settlement of employment contracts with Daniel Flohr and Tina Jacobs in connection with the reduction of their duties. We had net bad debt expense of about $24,000 in the first six months of fiscal 2001 as compared to a net bad debt expense of about $5,000 in the first six months of fiscal 2000. The increase in bad debt expense was primarily related to the increase in revenues.

         Research, development and engineering. Research, development and engineering expenses decreased 20% to $288,590, or 27% of revenues, in the first six months of fiscal 2001 from $362,748, or 47% of revenues, in the first six months of fiscal 2000. The decrease was primarily the result of a reduction in personnel and related development expenses due to the previous completion of the development of many of our current products and the allocation of about $14,000 of expenses related to the cost of other revenue, discussed above. All of these costs were charged to operations as incurred and were funded by our cash reserves.

         Operating loss. As a result of the factors discussed above, our operating loss decreased 43% to $1,112,210 in the first six months of fiscal 2001 from $1,963,165 in the first six months of fiscal 2000.

         Interest. Interest income decreased 32% to $52,885 in the first six months of fiscal 2001 from $77,221 in the first six months of fiscal 2000, as a result of a decrease in available cash for investments due to the continued use of our cash to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily from the proceeds of sale of our securities. See "Recent Equity Offerings" for information concerning recent sales to Sovereign.

         At August 31, 2000, we had working capital of $2,356,481, as compared to $3,373,331, at February 29, 2000, a decrease of $1,016,850. Our cash and cash equivalents were $1,214,201 at August 31, 2000, as compared to $2,367,633 at February 29, 2000. Our invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. Our restricted cash consisted of a $150,000 certificate of deposit pledged by us to a bank to secure a letter of credit which expires on September 2, 2001. During the first six months of fiscal 2001, our operating activities used $1,168,286 of net cash, primarily to fund operating activities and accounts receivables and our financing activities provided $24,375 of net cash from the sale of 10,000 shares of our common stock.

         We lease our facility and own our manufacturing equipment free from any liens or other encumbrances. As of August 31, 2000, we had no material commitments for capital expenditures.

         Due to the restructuring of our operations to reduce ongoing operating expenses and increasing our focus on attempting to develop major OEM, distribution and licensing relationships, we expect that our current expenditures for selling and marketing expenses will continue to decrease from fiscal 2000 levels. While we expect to continue to expend resources for product development and engineering, we currently anticipate that these expenditures will decrease from the levels incurred in fiscal 2000. We also are exploring certain strategic initiatives.

         We believe that our current working capital will be sufficient to meet our projected operating needs and capital expenditures, at least through the end of fiscal 2001. However, if our products gain significant market acceptance, we may need to obtain additional working capital for the carrying of accounts receivable and inventory. See "Factors That Could Effect Us - We Will Require Significant Additional Capital To Become Profitable, Which Capital May Not Be Readily Available" in Item 1. - "Description of Business" of our Annual Report on Form 10-KSB for our fiscal year ended February 29, 2000. This would require us to obtain additional working capital. We anticipate that these additional funds should be available through one or more possible sources, including a private placement of our common stock, preferred stock or debt securities and a public offering of our common stock.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We have made statements in this Quarterly Report on Form 10-QSB that are "forward-looking statements" within the meaning of the Securities Act and the Securities Exchange Act. Sometimes these statements contain words like "may," "believe," "expect," "continue," "intend," "anticipate" or other similar words. These statements could involve known and unknown risks, uncertainties and other factors that might significantly alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. The following factors, as well as those discussed above in this section, could cause our performance to differ from the expectations implied by our forward-looking statements:

o inability to obtain capital for continued operations and the development and continued commercialization of our products.

o     inability to generate significant market acceptance of our products.

o     failure to obtain new customers or retain existing large customers.

o inability to find and maintain contract manufacturers willing to produce our products.

o     inability to manage our growth.

o     inability to hire new technical employees.

o     loss of our key employees.

o     technological advances which could cause our products to become obsolete.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 4, 2000, we held our annual meeting of shareholders, at which each of the seven incumbent directors who had been nominated by the Board of Directors for re-election as a director was re-elected as a director. The votes cast were as follows:

                                     For           Withheld
                                     ---           --------
         Paul H. Albritton        8,024,934        121,903
         Daniel P. Flohr          8,028,409        117,618
         Seymour L. Gartenberg    8,044,984        101,043
         Tina L. Jacobs           8,044,984        101,043
         Donald S. McCoy          8,044,984        101,043
         E. Henry Mize            8,044,984        101,043
         Stuart E. Ross           8,044,984        101,043

         At the annual meeting, one additional proposal was voted upon as follows:

         Proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending February 28, 2001:

                   For             Against            Abstaining
                   ---             -------            ----------
                8,078,100          58,404               9,523

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              27. Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

              We did not file a Current Report during the fiscal quarter ended August 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                C-PHONE CORPORATION

Date: October 16, 2000          By: /s/ PAUL H. ALBRITTON
                                    -------------------------------
                                    Paul H. Albritton
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: October 16,  2000         By: /s/ KURT SVENDSEN
                                    -------------------------------
                                    Kurt Svendsen
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)