Form 10QSB
period 2000-11-30
C-PHONE CORP
filed 2001-01-16
CIK 835585

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

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

            8,990,092 shares of common stock as of January 12, 2001.
            ---------                              ----------------

Transitional Small Business Disclosure Form   Yes [ ]  No [X]

                               C-PHONE CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of November 30, 2000 (unaudited)
             and February 29, 2000                                         3

             Statements of Operations for the three and nine
             months ended November 30, 2000 and 1999 (unaudited)           4

             Statements of Cash Flows for the nine months
             ended November 30, 2000 and 1999 (unaudited)                  5

             Notes to Unaudited Financial Statements                       6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     8


PART II.     OTHER INFORMATION

ITEM 5.      OTHER INFORMATION                                            13

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                             13


SIGNATURES                                                                14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               C-PHONE CORPORATION
                                 BALANCE SHEETS

                                                                November 30, 2000    February 29, 2000
                                                                -----------------    -----------------
                                                                   (unaudited)
         ASSETS
Current assets:
  Cash and cash equivalents                                     $         646,621    $       2,367,633
  Restricted cash                                                         150,000              150,000
  Accounts receivable, net of allowance for doubtful
    accounts of $259,000 at November 30, 2000 (unaudited)
    and $83,086 at February 29, 2000                                      104,760              210,497
  Inventories, net                                                        881,253            1,051,804
  Prepaid expenses and other current assets                                54,996               89,689
                                                                -----------------    -----------------
          Total current assets                                          1,837,630            3,869,623

Property and equipment, net                                                60,651              105,116
Other assets                                                               11,875                   --
                                                                -----------------    -----------------

          Total assets                                          $       1,910,156    $       3,974,739
                                                                =================    =================

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $         224,816    $         255,551
  Accrued expenses                                                        178,543              240,741
  Deferred revenue                                                            550                   --
                                                                -----------------    -----------------
          Total current liabilities                                       403,909              496,292

Shareholders' equity:
  Common stock, $.01 par value; 20,000,000 shares authorized;
    8,990,092 and 8,980,092 shares, respectively, issued
    and outstanding  at November 30, 2000 (unaudited) and
    February 29, 2000                                                      89,901               89,801
  Paid-in capital                                                      29,903,111           29,878,836
  Accumulated deficit                                                 (28,486,765)         (26,490,190)
                                                                -----------------    -----------------
          Total shareholders' equity                                    1,506,247            3,478,447
                                                                -----------------    -----------------
          Total liabilities and shareholders' equity            $       1,910,156    $       3,974,739
                                                                =================    =================

    The accompanying notes are an integral part of the financial statements.


                               C-PHONE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          Three Months Ended November 30,     Nine Months Ended November 30,
                                          --------------------------------    --------------------------------
                                               2000              1999              2000              1999
                                          --------------    --------------    --------------    --------------
Net sales                                 $      133,893    $      371,429    $    1,153,985    $    1,127,798
Other revenue                                     46,395            45,000            84,160            55,000
                                          --------------    --------------    --------------    --------------
     Total revenue                               180,288           416,429         1,238,145         1,182,798
                                          --------------    --------------    --------------    --------------

Cost of goods sold                               339,413           320,508         1,048,558           998,410
Cost of other revenue                             18,198                --            32,502             3,000
                                          --------------    --------------    --------------    --------------
     Total cost of revenue                       357,611           320,508         1,081,060         1,001,410
                                          --------------    --------------    --------------    --------------
     Gross (loss) profit                        (177,323)           95,921           157,085           181,388
                                          --------------    --------------    --------------    --------------
Operating expenses:
  Selling, general and administrative            641,645           726,951         1,799,673         2,412,835
  Research, development and engineering          131,993           145,939           420,583           508,687
                                          --------------    --------------    --------------    --------------
     Total operating expenses                    773,638           872,890         2,220,256         2,921,522
                                          --------------    --------------    --------------    --------------
     Operating loss                             (950,961)         (776,969)       (2,063,171)       (2,740,134)

Interest income                                   13,711            32,119            66,596           109,340
                                          --------------    --------------    --------------    --------------
     Net loss                             $     (937,250)   $     (744,850)   $   (1,996,575)   $   (2,630,794)
                                          ==============    ==============    ==============    ==============
Per-share data:
     Basic and diluted net loss per
        common share                      $        (0.10)   $        (0.09)   $        (0.22)   $        (0.32)
                                          ==============    ==============    ==============    ==============

Weighted average number of common
     shares outstanding                        8,990,092         8,400,967         8,989,837         8,130,731
                                          ==============    ==============    ==============    ==============

    The accompanying notes are an integral part of the financial statements.


                               C-PHONE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Nine Months Ended November 30,
                                                        ------------------------------
                                                             2000             1999
                                                        -------------    -------------
Cash flows from operating activities:
  Net loss                                              $  (1,996,575)   $  (2,630,794)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                            64,458           80,176
      Bad debt expense, net of recoveries                     150,799           13,268
      Provision for inventory obsolescence                         --           17,596
      Write down of inventory to net realizable value         189,279               --
      Changes in operating assets and liabilities:
        Accounts receivable                                   (45,062)        (181,140)
        Inventories                                           (18,728)          63,205
        Prepaid expenses and other current assets              34,693           34,655
        Other assets                                          (11,875)         130,943
        Accounts payable                                      (30,735)          (2,485)
        Accrued expenses                                      (62,198)         (96,571)
        Deferred revenue                                          550               --
                                                        -------------    -------------
          Net cash used in operating activities            (1,725,394)      (2,571,147)
                                                        -------------    -------------

Cash flows from investing activities:
  Purchase of restricted certificate of deposit                    --         (150,000)
  Equipment purchases                                         (19,993)         (95,633)
                                                        -------------    -------------
          Net cash used in investing activities               (19,993)        (245,633)
                                                        -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                       24,375        1,287,453
                                                        -------------    -------------
          Net cash provided by financing activities            24,375        1,287,453
                                                        -------------    -------------

          Net decrease in cash and cash equivalents        (1,721,012)      (1,529,327)
                                                        -------------    -------------

Cash and cash equivalents, beginning of period              2,367,633        4,602,752
                                                        -------------    -------------

Cash and cash equivalents, end of period                $     646,621    $   3,073,425
                                                        =============    =============

    The accompanying notes are an integral part of the financial statements.

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2000

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of our company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Item 310(b) of Regulation SB. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, these financial statements include all adjustments necessary to present fairly, in all material respects, the information set forth in these financial statements. Our operating results for the three and nine month periods ended November 30, 2000 are not necessarily indicative of the results that may be expected for our current fiscal year, which will end on February 28, 2001. These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-KSB for our previous fiscal year, which ended on February 29, 2000.

2.   RESTRICTED CASH

     Our restricted cash consisted of a certificate of deposit in a bank, which is collateral for a letter of credit in the amount of $150,000. The letter of credit expires on September 2, 2001, and was issued to our contract manufacturer to secure our obligations under our agreement with it.

3.   STOCK OPTIONS

     As of November 30, 2000, options for 464,352 shares of our common stock were outstanding under our 1994 Amended and Restated Stock Option Plan. Of such options, 68,900 are non-qualified options exercisable at prices ranging from $0.906 to $7.00 per share, depending upon the date of grant, and 395,452 are incentive stock options exercisable at prices ranging from $0.8438 to $10.375 per share, depending upon the date of the grant. As of November 30, 2000, 83,420 shares of our common stock had been issued upon exercise of options granted under this plan. Due to vesting provisions, only options to acquire 210,125 shares of our common stock were exercisable as of November 30, 2000. The following table summarizes certain information with respect to exercisable options as of this date:

                       Range of                         Number of
                    Exercise Price                 Exercisable Options
                ----------------------            -------------------
                    $0.84 - $1.69                              35,239
                    $2.69 - $3.00                              32,385
                    $3.13 - $4.50                              72,617
                    $5.95 - $6.91                              28,734
                    $7.00 - $7.50                              17,000
                   $8.38 - $10.38                              24,150
                                                 --------------------
                                                              210,125
                                                 ====================

                               C-PHONE CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2000

4.   NET LOSS PER SHARE

     We calculate our earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of our statement of operations. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to the calculation of basic earnings per share, except that the denominator includes dilutive common stock equivalents such as stock options and warrants. Common stock options and warrants are not included for the nine months ended November 30, 2000 and November 30, 1999, as they would be anti-dilutive.

5.   SUBSEQUENT EVENT

     On January 8, 2001, we announced that we had entered into a Letter of Intent to sell our video conferencing assets for $1 million to Motion Media Technology Inc., a subsidiary of Motion Media Technology Limited of Bristol, United Kingdom. The closing of this transaction is subject to the approval by our shareholders and, therefore, will take several months to consummate. Until the closing, we are required to maintain our operations, which will result in continuing operating deficits. Motion Media initially is purchasing some of our component inventory and acquiring a non-exclusive license for a recently developed product which has not yet been put into production. The funds from these initial activities should enable us to continue our operations until the closing of the transaction. If the transaction is approved by our shareholders, the funds available for eventual distribution to shareholders may be as much as $0.05 per share. If the transaction is not approved by our shareholders, then, in all likelihood, we will cease operations, in which event it is unlikely that any funds will be available for distribution to our shareholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We have been engaged primarily in the engineering, manufacturing and marketing of video conferencing systems. Our video conferencing products were designed to operate primarily over either a regular, analog telephone line or ISDN, a type of digital telephone line, and are available in configurations for the U.S. market as well as most international markets.

         We have distributed our products primarily to the business market and for special applications such as health care and security services and have sold our products primarily to resellers and system integrators.

         In November 2000, we announced that we were winding down our video conferencing operations, laying off approximately one-third of our employees and attempting to sell our remaining inventory while considering strategic alternatives such as a business combination or a complete liquidation of the company.

         On January 8, 2001, we announced that we had entered into a Letter of Intent to sell our video conferencing assets for $1 million to Motion Media Technology Inc., a subsidiary of Motion Media Technology Limited of Bristol, United Kingdom. The closing of the transaction is subject to the approval of our shareholders and, therefore, will take several months to consummate. Until the closing, we are required to maintain our operations, which will result in continuing operating deficits. Motion Media initially is purchasing some of our component inventory and acquiring a non-exclusive license for a recently developed product, which has not yet been put into production. The funds from these initial activities should enable us to continue our operations until the closing of the transaction. If the transaction is approved by our shareholders, the funds available for eventual distribution to shareholders may be as much as $0.05 per share. If the transaction is not approved by our shareholders, then, in all likelihood, we will cease operations, in which event it is unlikely that any funds will be available for distribution to our shareholders.

         We also announced that, while we are still seeking a business combination for the remainder of the company without the video conferencing business, the likelihood of our success in these endeavors was remote.

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED NOVEMBER 30, 2000 (THIRD QUARTER OF FISCAL 2001) AS COMPARED TO FISCAL QUARTER ENDED NOVEMBER 30, 1999 (THIRD QUARTER OF FISCAL
2000)

         Revenues. Net sales decreased 64% to $133,893 in the third quarter of fiscal 2001 from $371,429 in the third quarter of fiscal 2000. The decrease in net sales was primarily the result of our attempt, in the early part of Calendar 2000, to derive a viable business plan by changing our focus to developing major OEM, distribution and licensing relationships. As we were not successful in establishing relationships which would provide sufficient revenues in the near term, we announced in November that we were winding down our video conferencing operations. This announcement further negatively impacted sales for the balance of the quarter. Other revenue during the third quarter of fiscal 2001 was $46,395, which consisted primarily of fees for engineering design and development, while other revenue during the third quarter of fiscal 2000 was $45,000, which consisted of a license fee and a software development fee. As a result of the foregoing, our total revenues decreased 57% to $180,288 in the third quarter of fiscal 2001 from $416,429 in the third quarter of fiscal 2000.

         Cost of revenue. Cost of goods sold increased 6% to $339,413, or 253% of net sales, in the third quarter of fiscal 2001 from $320,508, or 86% of net sales, in the third quarter of fiscal 2000. The increases in cost of goods sold and in the cost of goods sold as a percentage of net sales were primarily related to a $189,279 write down of inventory to its net realizable value related to the proposed sale of our video conferencing business to Motion Media discussed above. There was no comparable write down of inventory in the third quarter of fiscal 2000. The cost associated with other revenue in the third quarter of fiscal 2001 represents an allocation of salaries and benefits of engineering personnel directly related to the generation of the other revenue. There was no such allocation in the third quarter of fiscal 2000 as expenses associated with other revenue for the third quarter of fiscal 2000 were expensed in prior periods.

         Gross (loss) profit. We had a gross loss of $177,323, or 98% of revenues, in the third quarter of fiscal 2001, as compared to a gross profit of $95,921, or 23% of revenues, in the third quarter of fiscal 2000. The gross loss was primarily the result of the inventory write down discussed above.

         Selling, general and administrative. Selling, general and administrative expenses decreased 12% to $641,645, or 356% of revenues, in the third quarter of fiscal 2001 from $726,951, or 175% of revenues, in the third quarter of fiscal 2000. In January 2000, we made the decision to focus more on developing OEM and licensing arrangements and less on building our own distribution channels. Our change in focus allowed us to significantly reduce headcount and expenses. As a result, our selling, marketing and customer support expenses decreased 43% to about $215,000 in the third quarter of fiscal 2001 from about $375,000 in the third quarter of fiscal 2000 and our administration and general expenses decreased 13% to about $300,000 in the third quarter of fiscal 2001 from about $345,000 in the third quarter of fiscal 2000. These decreases were partially offset by a net bad debt expense of about $125,000 in the third quarter of fiscal 2001, as compared to a net bad debt expense of about $8,000 in the third quarter of fiscal 2000. The increase in bad debt expense was the result of the non-payment by one customer, now in financial difficulty, and our belief that certain existing customers will not pay all of their obligations to us as a result of our decision to wind down our video conferencing business.

         Research, development and engineering. Research, development and engineering expenses decreased 10% to $131,993, or 73% of revenues, in the third quarter of fiscal 2001 from $145,939, or 35% of revenues, in the third quarter of fiscal 2000. The decrease was primarily the result of a reduction in personnel and related development expenses due to the previous completion of the development of many of our current products and the allocation of about $18,000 of expenses related to the cost of other revenue, discussed above. All of these costs were charged to operations as incurred and were funded by our cash reserves.

         Operating loss. As a result of the factors discussed above, our operating loss increased 22% to $950,961 in the third quarter of fiscal 2001 from $776,969 in the third quarter of fiscal 2000.

         Interest. Interest income decreased 57% to $13,711 in the third quarter of fiscal 2001 from $32,119 in the third quarter of fiscal 2000, as a result of a decrease in available cash for investments due to the continued use of our cash to fund operations.

NINE MONTHS ENDED NOVEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1999

         Revenues. Net sales increased 2% to $1,153,985 in the first nine months of fiscal 2001 from $1,127,798 in the first nine months of fiscal 2000. The increase in net sales was primarily the result of sales of older generation product to one customer that represented about 32% of our total net sales during the first nine months of fiscal 2001. However, the decrease in sales during the third quarter of 2001 discussed above substantially offset the sales to this customer. Other revenue during the first nine months of fiscal 2001 was $84,160, which consisted primarily of fees for engineering design and development, while other revenue for the first nine months of fiscal 2000 was $55,000, which consisted of a license fee and software development fees. As a result of the foregoing, our total revenues increased 5% to $1,238,145 in the first nine months of fiscal 2001 from $1,182,798 in the first nine months of fiscal 2000.

         Cost of revenue. Cost of goods sold increased 5% to $1,048,558, or 91% of net sales, in the first nine months of fiscal 2001 from $998,410, or 89% of net sales, in the first nine months of fiscal 2000. The increases in cost of goods sold and in the cost of goods sold as a percentage of net sales were primarily related to a $189,279 write down of inventory to its net realizable value related to the proposed sale of our video conferencing business to Motion Media discussed above. There was no comparable write down of inventory in the first nine months of fiscal 2000. The cost associated with other revenue in both the first nine months of fiscal 2001 and the first nine months of fiscal 2000 represents an allocation of salaries and benefits of engineering personnel directly related to the generation of the other revenue.

         Gross profit. Our gross profit decreased to $157,085, or 13% of revenues, in the first nine months of fiscal 2001, from $181,388 or 15% of revenues, in the first nine months of fiscal 2000. The decrease in gross profit and the related decrease in the percentage of cost of goods sold to net sales was primarily the result of the inventory write down discussed above.

         Selling, general and administrative. Selling, general and administrative expenses decreased 25% to $1,799,673, or 145% of revenues, in the first nine months of fiscal 2001 from $2,412,835, or 204% of revenues, in the first nine months of fiscal 2000. In January 2000, we made the decision to focus more on developing OEM and licensing arrangements and less on building our own distribution channels. Our change in focus allowed us to significantly reduce headcount and expenses. As a result, our selling, marketing and customer support expenses decreased 46% to about $635,000 in the first nine months of fiscal 2001 from about $1,185,000 in the first nine months of fiscal 2000 and our administration and general expenses decreased 17% to about $1,010,000 in the first nine months of fiscal 2001 from about $1,215,000 in the first nine months of fiscal 2000. These decreases were partially offset by a net bad debt expense of about $150,000 in the first nine months of fiscal 2001, as compared to a net bad debt expense of about $15,000 in the first nine months of fiscal 2000. The increase in bad debt expense was the result of the non-payment by one customer, now in financial difficulty, and our belief that certain existing customers will not pay all of their obligations to us as a result of our decision to wind down our video conferencing business.

         Research, development and engineering. Research, development and engineering expenses decreased 17% to $420,583, or 34% of revenues, in the first nine months of fiscal 2001 from $508,687, or 43% of revenues, in the first nine months of fiscal 2000. The decrease was primarily the result of a reduction in personnel and related development expenses due to the previous completion of the development of many of our current products and the allocation of about $32,000 of expenses related to the cost of other revenue, discussed above. All of these costs were charged to operations as incurred and were funded by our cash reserves.

         Operating loss. As a result of the factors discussed above, our operating loss decreased 25% to $2,063,171 in the first nine months of fiscal 2001 from $2,740,134 in the first nine months of fiscal 2000.

         Interest. Interest income decreased 39% to $66,596 in the first nine months of fiscal 2001 from $109,340 in the first nine months of fiscal 2000, as a result of a decrease in available cash for investments due to the continued use of our cash to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily from the proceeds of sale of our securities. See "Recent Equity Offerings" for information concerning recent sales to Sovereign.

         At November 30, 2000, we had working capital of $1,433,721, as compared to $3,373,331, at February 29, 2000, a decrease of $1,939,610. Our cash and cash equivalents were $646,621 at November 30, 2000, as compared to $2,367,633 at February 29, 2000. Our invested funds consisted primarily of overnight repurchase agreements for discount notes issued by the United States Treasury or United States government agencies. Our restricted cash consisted of a $150,000 certificate of deposit pledged by us to a bank to secure a letter of credit which expires on September 2, 2001. During the first nine months of fiscal 2001, our operating activities used $1,725,394 of net cash, primarily to fund operating activities and accounts receivables, our investing activities used $19,993 for the purchase of equipment and our financing activities provided $24,375 of net cash from the sale of 10,000 shares of our common stock.

         We lease our facility and own our manufacturing equipment free from any liens or other encumbrances. As of November 30, 2000, we had no material commitments for capital expenditures.

         In November 2000, we announced that we were winding down our video conferencing operations, laying off approximately one-third of our employees and attempting to sell our remaining inventory while considering strategic alternatives such as a business combination or a complete liquidation of the company. On January 8, 2001, we announced that we had entered into a Letter of Intent to sell our video conferencing assets for $1 million to Motion Media Technology Inc., a subsidiary of Motion Media Technology Limited of Bristol, United Kingdom. The transaction is subject to the approval by our shareholders and, therefore, will take several months to consummate.

         Until the closing, we are required to maintain our operations, which will result in continuing operating deficits. Motion Media initially is purchasing some of our component inventory and acquiring a non-exclusive license for a recently developed product, which has not yet been put into production. The funds from these initial activities should enable us to continue our operations until the closing of the transaction. However, if the Motion Media transaction does not close for any reason or the time needed to obtain shareholder approval is extended past our current expectation, our working capital may not be sufficient to continue our operations. In that event, it is likely that we would cease operations so that we would have sufficient funds to meet the company's remaining obligations. Also see "Factors That Could Effect Us
- We Will Require Significant Additional Capital To Become Profitable, Which Capital May Not Be Readily Available" in Item 1. - "Description of Business" of our Annual Report on Form 10-KSB for our fiscal year ended February 29, 2000.

         At February 29, 2000, we estimated that we had available net operating loss carryforwards of approximately $23,000,000 for Federal and state purposes, which may be used to reduce future taxable income, if any. The Federal carryforwards begin to expire in 2009 and the state carryforwards begin to expire in 2001.

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

         inability to consummate the proposed sale of our video conferencing assets due to failure of shareholders to approve the transaction.

         inability to continue our operations while seeking shareholder approval, which could result in the failure of the proposed sale of our video conferencing assets.

         failure of the proposed purchaser of our video conferencing assets to go forward with the transaction.

         loss of our key employees.

         technological advances which could cause our products to become obsolete.

         changes in general economic and business conditions.

         changes in industry trends.

         incurrence of unexpected liabilities or contingencies.

         We have no obligation to release publicly the result of any revisions to any of our "forward-looking statements" to reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence of other unanticipated events.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         As previously reported, we intended to voluntarily withdraw our appeal of the delisting of our common stock on the Nasdaq SmallCap Market. Such action has been taken and, on January 9, 2001, our common stock was delisted from trading on the Nasdaq SmallCap Market. Our common stock currently is listed for trading on the OTC Bulletin Board. Such listing requires, among other things, that our common stock continues to be registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Since our common stock is held of record by less than 500 persons (although we have a more significant number of beneficial holders) and our total assets have not exceeded $10 million on the last day of each of our three most recently completed fiscal years, we have the right to terminate such registration pursuant to Rule 12g-4 under that Act. Such termination would decrease our expenses, and has been discussed by our Board of Directors. In the event that our common stock ceases to be listed for trading on the OTC Bulletin Board, we anticipate that quotations for our common stock would be listed in the "Pink Sheets" published by The National Quotation Bureau, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              27.   Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

              On November 20, 2000, we filed a Current Report on Form 8-K responding to Item 6 - "Other Events."

              On January 8, 2001, we filed a Current Report on Form 8-K responding to Item 5 - "Other Events."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      C-PHONE CORPORATION

Date: January 15, 2000                By: /s/ PAUL H. ALBRITTON
                                          --------------------------------
                                          Paul H. Albritton
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: January 15, 2000                By: /s/ KURT SVENDSEN
                                          --------------------------------
                                          Kurt Svendsen
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Accounting and Financial
                                          Officer)